Form 10-K
period 1996-12-31
JUDGE GROUP INC
filed 1997-03-31
CIK 1022893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 1996

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               23-1726661
       (State or other jurisdiction of     (IRS Employer Identification No.)
        Incorporation or Organization)

                            TWO BALA PLAZA, SUITE 800
                         BALA CYNWYD, PENNSYLVANIA 19004

          (Address of principal executive offices, including zip code)

                                 (610) 667-7700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                Name of each exchange on which registered
 -------------------                -----------------------------------------
        None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock, $0.01 Par Value                    Nasdaq Stock Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1997, the approximate aggregate market value of the voting stock held by non-affiliates of the Registrant was $18,857,329 based on the closing sales price of $3.625 of the Registrant's Common Stock on the Nasdaq Stock Market.

         As of March 26, 1997, 13,287,934 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of the Registrant to be held during 1997 are incorporated by reference in Part III.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         The Judge Group, Inc. (the "Company") was incorporated in June 1970. The Company completed its initial public offering (the "Offering") on February 20, 1997. Pursuant to the Offering, the Company sold to the public 3,000,000 previously unissued shares of Common Stock, $0.01 par value, of the Company ("Common Shares") and certain shareholders of the Company sold to the public 650,000 Common Shares then owned by them.

         In contemplation of the Offering, among other things the Company: (i) executed certain reorganizational events, including a 52.6 for 1.0 stock split, the issuance of 526,000 Common Shares upon the conversion of $500,000 principal amount of the Company's 10% Convertible Senior Subordinated Notes (the "Convertible Notes), (ii) entered into an Agreement and Plan of Merger with Judge Imaging Systems, Inc, ("JIS") and Judge Acquisition, Inc. whereby JIS would be merged into Judge Acquisition Inc. contemporaneously with the Offering, and (iii) acquired The Berkeley Associates Corp. ("Berkeley") and Systems Automation, Inc ("Systems Automation"). The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report on Form 10-K (the "Report"), which are hereby incorporated by reference.

GENERAL

         The Company services the IT and engineering needs of its clients through the following four complementary operating units:

o Contract Placement   -- Provides IT and engineering personnel ("technical
                          consultants") on a contract basis;

o Permanent Placement  -- Provides IT and engineering personnel on a permanent basis;

o Imaging and Network  -- Provides computer networking, imaging, document
  Services management, workflow and related consulting services; and

o IT Training          -- Provides standard and customized IT training on
                          established and emerging software applications.

         The Company's Contract Placement business provides technical consultants skilled in a variety of fields, such as applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet/Web-Site design, project consulting and Help Desk management. The

Company provides technical consultants in the MidAtlantic and New England regions of the United States through three branch offices, and on a nationwide basis through its National Division. The Company maintains a database of over 100,000 technical consultants, and in 1996 provided over 2,000 technical consultants to more than 600 clients.

         The Company's Permanent Placement business provides medium to high-level IT and engineering professionals on a permanent basis to clients nationwide. The Company maintains a database of over 75,000 IT and engineering professionals, and in 1996 placed 534 candidates with more than 300 clients.

         The Company's Imaging and Network Services business offers advanced technical solutions to increase the efficiency of business processes, such as network and document management systems design, integration, implementation, maintenance and training, business process redesign through its MENTOR(TM) Consulting Program, project management, and advanced applications development. The Company is a value-added reseller and service facility for PC and network hardware, software and related peripherals manufactured by Compaq, ACER, IBM, Apple, Okidata, HP and others. The Company has installed more than 110 imaging systems, is a value-added reseller of Optika, Filenet, Saros(C), Greenbar, Watermark(TM), Keyfile, OTG and Lotus Notes imaging software, and integrates its imaging solutions on a variety of operating systems, including Banyan, and Windows NT(TM).

         The Company's IT Training business, acquired in September 1996, provides training on a range of software and network applications to corporate, governmental and individual clients. The IT Training business currently offers three licensed diploma courses, six certificate courses, and over 180 open-enrollment courses, either in its own computer labs or at client locations. Besides expanding the Company's range of technical service offerings, the IT Training business will assist the Company in identifying emerging technologies and integrating such technologies into its organization through the training of its technical consultants and in-house personnel.

         The Company serves its clients through offices located in Bala Cynwyd, Pennsylvania; Foxborough and Wakefield, Massachusetts; Edison and Moorestown, New Jersey; Hartford, Connecticut; Tampa, Florida; Baltimore, Maryland; and Alexandria, Virginia. The Company's client base includes various Fortune 500 companies and governmental agencies, including Merck, Texas Instruments, Compaq, Intel and the City of Philadelphia.

SERVICES

CONTRACT PLACEMENT

         The Company provides IT and engineering technical consultants on a contract basis regionally through its offices in Bala Cynwyd, Pennsylvania; Foxborough, Massachusetts; and Edison, New Jersey, and nationally through its National Division in Foxborough. The Company maintains a database of over 100,000 technical consultants, and in 1996 placed over 2,000 consultants with more than 600 clients. Typical engagements range in duration from six to twelve months, though some of the Company's technical consultants have been performing services for its clients for a period of more than five years. The Company's technical consultants and independent contractors often work jointly with clients' in-house IT personnel. The Company's Contract Placement business, founded in 1986, generated revenue of $38.2 million, $50.8 million and $61.7 million in fiscal 1994, 1995 and 1996 which represented 84.4%, 80.3% and 75.0% of the Company's consolidated net revenues in those periods, respectively.

         The majority of the Company's Contract Placement business is derived from providing technical consultants skilled in IT and software engineering. In addition to staff augmentation, the Company has recently begun to provide project consulting services, which can include project management, workflow analysis, database design, custom applications and systems integration. In a project management engagement, which is usually priced on a fixed fee basis, the Company will typically oversee an entire IT project from inception to completion, utilizing technical consultants with specialty skills in the relevant technologies.

         The Company seeks to develop new service offerings. Since many IT systems currently are incapable of recognizing dates subsequent to 1999, the Company has designed several approaches to assist clients in re-engineering their IT systems and databases to accommodate the year 2000 and beyond. The Company is also utilizing the MENTOR(TM) consulting group (formed under the Imaging and Network Services business) to assist their clients in achieving their business goals through optimization of technology. In addition, the Company has expanded the type of skilled personnel its Contract Placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. Furthermore, as it has done in the past, the Company will continue to leverage its Contract Placement capabilities by providing technical consultants to assist in the implementation and operation of systems installed by its Imaging and Network Services business.

         The Company established its National Division in Foxborough, Massachusetts in 1991 to provide engineering personnel on a contract basis nationwide. The Company has recently expanded its national efforts to include placement of IT as well as engineering professionals, and to begin longer term projects requiring more highly skilled personnel. Revenue attributable to the National Division was $6.5 million, $8.9 million and $10.8 million in 1994, 1995 and 1996, respectively.

PERMANENT PLACEMENT

         The Company's Permanent Placement business provides medium to high-level IT and engineering professionals nationwide through its regional offices in Bala Cynwyd, Pennsylvania; Tampa, Florida; and Edison, New Jersey. A significant portion of the Company's engineering placements are in food related industries. The Company maintains a database of over 75,000 engineering and IT applicants, and in 1996 it placed 534 professionals with more than 300 clients. As compensation for its service, the Company receives a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves such position during a specified guarantee period of thirty to ninety days. The Permanent Placement business, founded in 1970, generated revenues of $3.3 million, $4.3 million and $5.9 million in 1994, 1995 and 1996, representing 7.3%, 6.7% and 7.1% of total Company revenues for those periods, respectively.

IMAGING AND NETWORK SERVICES

         The Company provides various networking, imaging, document management, workflow and related consulting services through regional offices in Bala Cynwyd, Pennsylvania; Moorestown, New Jersey; Edison, New Jersey; Hartford, Connecticut; Tampa, Florida; and Wakefield, Massachusetts. The Imaging and Network Services business, which began operations in 1988, generated revenue of $3.8 million, $8.2 million and $14.2 million, which represented 8.3%, 13.0% and 17.2% of the Company's consolidated net revenues, in fiscal 1994, 1995 and 1996, respectively.

         The Company is a value-added reseller and service facility for PC and network hardware, software and related peripherals for a variety of manufacturers and provides a full range of installation, training, maintenance, repair and network integration services. In addition, the Company assembles, sells and services its own private-label PC products.

         The Company sells and installs high-end, mid-range and low-end imaging systems, complementary software and database products and the technical engineering services necessary to deliver a "turn key" imaging system. The Company has installed more than 110 imaging and document management systems, and offers its customers hardware and software maintenance, support and training. The Company implements Optika software in Banyan, and Windows NT(TM) environments and is currently a value-added reseller of a variety of other imaging software systems. In addition, certain Company personnel have been certified by the Document Imaging Association, the only certification available in the document management industry. The Company integrates its imaging software solutions on hardware manufactured by IBM, Compaq, HP and SunMicrosystems, Inc. operating under Windows NT(TM) and Unix operating systems.

         The Company seeks to provide its clients with networking and document management solutions to improve their operations through work process re-engineering and enabling technology implementation. The Company believes that a thorough understanding of a clients' existing IT system and work processes is necessary to the design of an optimal network and/or document management system. In 1996, the Company introduced its MENTOR(TM) Consulting Program, a Methodology for Evaluating New Technology and Organizational Redesign ("MENTOR"), to provide clients with a framework for selecting such a system. Under the MENTOR program the Company assigns senior level, multiple disciplinary study teams to evaluate the client's operations from technology, financial and overall business perspectives. This analysis includes a review of the architecture, security and limitations of the client's current IT system as well as the client's personnel and culture. Upon completion of this analysis, the Company presents the client with a detailed set of technological and work process recommendations.

         The Company assists clients in designing a technology infrastructure that will support the client's interrelated strategic business objectives and IT needs. Design services include selection of viable systems components, creation of migration plans from the existing to the proposed system and integration of systems, networks, applications and databases. In those instances where the network or imaging software solution selected by the client does not completely meet its application requirements, the Company's Advanced Development Group provides custom application development.

         The Company is capable of providing all of the necessary technical personnel to implement each networking or document management solution, often drawing on the technical consultant resources of its Contract Placement business. The Company's internal staff of network engineers is certified by Novell, Banyan(R) and Microsoft to perform installation, maintenance and training in their network operating system platforms. The Company also can provide backfile conversion of paper, microfilm and microfiche as part of the integrated new document management system or as a stand alone service.

         The Company is authorized to service all of the hardware products it sells. The Company typically enters into maintenance contracts in connection with the installation of networking and document management systems. The Company also offers training on all of the networking and imaging products it sells, as well as on the use and administration of all network operating systems it installs.

TRAINING

         The Company's IT Training business, acquired in September 1996, provides training to client companies and trainees in a variety of software and network applications and generated revenue of $608,000 in the fourth quarter of fiscal 1996, which represented 0.7% of the Company's consolidated net revenues. The IT Training business provides these services at its facilities in Bala Cynwyd, Pennsylvania; Baltimore, Maryland and Alexandria, Virginia, and at various off-site locations. The Company is an authorized training center for many major software manufacturers, including Microsoft, Adobe Systems Incorporated, Quark, Inc., Corel Corporation, and Claris Corporation, and is also an approved Apple Training Alliance Center, Microsoft Solutions Provider and Microsoft Advanced Technical Education Center. The Company's diploma programs in Desktop Publishing, Business Software and Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veteran's education by the U.S. Veteran's Administration. The Company also offers six certificate programs, often geared toward retraining mid-career workers in new technology applications, and 180 open-enrollment courses. The Company maintains twelve computer labs in its Bala Cynwyd, Pennsylvania facility and eight computer labs in its Alexandria, Virginia facility. In addition, the Company frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

INTELLECTUAL PROPERTY

         While the Company does not own any patents, or registered copyrights or trademarks, it routinely enters into non-disclosure and confidentiality agreements with employees, contractors, consultants and customers. Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

CUSTOMERS

         The primary industries served by the Company include financial services, manufacturing, software/computers, government, and pharmaceutical. In fiscal 1996, no customer accounted for more than 10% of the Company's revenues.

COMPETITION

         The IT professional services industry is highly competitive and fragmented on the local, regional and national levels. Although the Company is not aware of any competitors that offer a full range of technical staffing, imaging, document management, consulting and training services, many companies offer one or two of the Company's services in all of the geographical markets in which the Company currently operates. Many of the Company's competitors have significantly greater name recognition and financial, technical and other resources and generate greater revenues than the Company.

         Contract and Permanent Placement. Within any given geographical or technical specialty market, the Company competes for clients with other IT and engineering professional services providers, outsourcing and consulting companies, systems integrators and, to a lesser extent, temporary personnel agencies. The majority of the competition is made up of smaller local and regional firms with a strong presence in their local markets and occasionally with a nationally franchised firm. The principal competitive factors for obtaining and retaining clients include: the ability to match technical consultant skills and personality with the client's requirements and culture; expertise of its technical consultants; price; client satisfaction; and overall responsiveness to client needs. The Company competes for technical consultants with other professional services providers, outsourcing and consulting companies, systems integrators, temporary personnel agencies and client companies. The principal competitive factors for recruiting and retaining technical consultants include compensation, availability and quality of benefits, consistent flow of high quality, varied assignments and an understanding of consultant skills and work preferences.

         Imaging, Document Management and Network Services. The imaging, document management and network services market is intensely competitive and subject to rapid technological change. In order to compete effectively, the Company needs to continually enhance its current product and service offerings and expand its professional services capabilities. The Company currently competes principally on the basis of its reputation, the breadth of its product line and services, including the ability to sell document management solutions responsive to each client's applications needs and budgetary constraints, provide consulting and conversion services, and the quality, ease of use, reliability and performance of the systems it offers. As there are relatively low barriers to entering the imaging marketplace, the Company expects additional competition from emerging companies as the market expands. In addition, the market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, applications software firms, temporary employment agencies, the professional service groups of companies such as Unisys Corporation and Digital Equipment Corporation, facilities management and MIS outsourcing companies, certain Big Six accounting firms, and general management consulting firms.

         IT Training. Within the IT training industry, there is competition among the available training methods, such as instructor-led training versus computer-based training. Within the instructor-led training segments, some of the major software and equipment manufacturers maintain their own training programs for both internal training and public training. The Company believes its established library of courses and proprietary course materials that can be updated (or customized for a particular customer) provide it with a competitive advantage. Moreover, the Company believes that the diversity of its course offerings, the quality of its personnel, its multiple training locations, its flexibility in the locations at which it provides its services and its ability to recognize emerging technologies and develop the requisite courses responsive thereto, permit it to remain competitive with others in the marketplace. The Company competes in the IT training business on the basis of its pricing, perceived quality and breadth of course offerings.

REGULATION

         The Company's operations, as currently conducted, are subject to governmental regulation in the State of New Jersey, where the Company's Permanent Placement business is a licensed employment agency, and its Contract Placement business has registered with the Temporary Help Service Section of the Bureau of Employment and Personnel Services, a component of the Division of Consumer Affairs of the Department of Law and Public Safety. Compliance with such New Jersey regulations has not and is not expected to have a material effect on the Company's business. The Company is unaware of any other jurisdictions in which its operations are subject to material governmental regulation.

         All the jurisdictions in which the Company operates its training centers regulate and license certain kinds of vocational, trade, technical or other post-secondary education. The Company believes that employer-funded or reimbursed IT training is exempt from such requirements in many of these states. The Company is licensed in each jurisdiction in which it operates training centers.

         If the Company were found to be in violation of a state's licensing or other regulatory requirements, it could be subject to civil or criminal sanctions, including monetary penalties. No state educational or regulatory authority has cited the Company or commenced any proceeding against it for the violation of any licensing or other vocational educational requirement.

EMPLOYEES

         As of December 31, 1996, the Company had 314 permanent employees. On that date, there were also approximately 834 IT consultants working on full-time assignments for the Company's clients, of which approximately 85% were treated as employees of the Company and 15% were treated as independent contractors for federal and state tax purposes. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

RECENT TRANSACTIONS

The Company recently completed a corporate reorganization (the
"Reorganization"), acquired Berkeley and Systems Automation, completed its Offering and completed the merger of JIS into the Company.

         Reorganization. In the Reorganization, completed in October 1996, the Company became a holding company for its operating subsidiaries, effected a 52.6 for 1.0 stock split, and amended and restated its Articles of Incorporation and by-laws.

         JIS Merger. As a condition to the completion of the Offering, the Company acquired JIS in a merger (the "Merger") in which JIS merged into a newly organized, wholly-owned subsidiary of the Company ("Judge Acquisition"). Judge Acquisition was the surviving corporation in the Merger and changed its name to "Judge Imaging Systems, Inc." effective February 20, 1997. As a result of the Merger, JIS has become a wholly-owned subsidiary of the Company. The Merger was approved by the stockholders of JIS at a Special Meeting held on January 17, 1997. As consideration, each share of JIS common stock or Series A preferred stock, other than shares owned by the Company, outstanding at the time of the Merger were converted into .333 Common Shares of the Company, which consideration is equal to $2.50 divided by the initial public offering price. All JIS shares owned by the Company were cancelled.

         At December 31, 1996, JIS had approximately 3,991,841 and 822,628 shares of common stock and Series A preferred stock outstanding, respectively. The Company issued approximately 1,194,230 Common Shares in the Merger, representing approximately 8.9% of the total number Common Shares outstanding after the Offering. Prior to the Merger, the Company owned approximately 25.6% of JIS's fully-diluted outstanding common stock (calculated after giving effect to the conversion of the outstanding Series A preferred stock of JIS into its common stock). Mr. Judge, the Company's Chief Executive Officer and Chairman, beneficially owned an additional 34.1%, and other officers and directors of the Company beneficially owned an additional 3.7% of JIS's fully-diluted outstanding common stock. See "Certain Transactions."

         In accordance with Accounting Principles Board Opinion No. 16 and related literature, the exchange of the majority of the shares of JIS, which were owned by the Company, Martin E. Judge, Jr. or other owners of Company securities, was accounted for as a corporate reorganization of entities under common control at historical cost, similar to pooling accounting. However, the exchange of the remaining JIS shares (the "minority interest") was accounted for in accordance with "purchase accounting" whereby the pro rata portion of JIS's and liabilities as of February 20, 1997 were recorded at their fair values. The excess of the value of the Company's Common Shares issued in exchange for the "minority interest" shares over the fair value of the net assets attributable to the minority interest was recorded as goodwill.

         The Berkeley Associates Corp. In September 1996, the Company acquired Berkeley for cash, notes and stock consideration of approximately $2.2 million. Berkeley, founded in 1980, is a provider of IT training services to corporate, governmental and individual clients. The Company intends to expand the IT training services of Berkeley in its other locations, as well as to use Berkeley's materials and expertise to train its internal staff and to enhance the capabilities of the Company's technical consultants.

         Systems Automation, Inc. In September 1996, the Company acquired Systems Automation for consideration consisting of cash and a note totaling approximately $547,252. This acquisition established a presence for the Company's Imaging and Network Services business in the metropolitan Boston area.

ITEM 2. PROPERTIES

         The Company does not own any real property. The Company has leased offices in the following locations:



             OFFICE              SQUARE          LEASE                     SERVICES OFFERED AS OF
             ------               FEET        EXPIRATION                      DECEMBER 31, 1996
                                  ----        ----------                      -----------------

Bala Cynwyd, Pennsylvania        32,000      June 30, 2000      Contract Placement, Imaging and Network
                                                                Services, Permanent Placement,
                                                                IT Training

Foxborough, Massachusetts         7,100      March 1, 2000      Contract Placement

Moorestown, New Jersey            6,400    February 28, 1998    Imaging and Network Services

Edison, New Jersey                4,700      March 1, 2000      Contract Placement, Permanent Placement
                                                                and Imaging and Network Services

Alexandria, Virginia              3,900    December 31, 2000    IT Training

Wakefield, Massachusetts          3,500     Month to Month      Imaging and Network Services

Hartford, Connecticut             3,200      June 15, 2000      Imaging and Network Services

Tampa, Florida                    2,500     April 30, 1998      Permanent Placement and Imaging and
                                                                Network Services


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Report, there are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

        For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

         The Company's Common Shares are traded on the NASDAQ Stock Market, and price quotations are reported under the NASDAQ symbol JUDG. The Company's Common Shares began trading on February 14, 1997. Prior to that date, there was no market for the Company's Common Shares. The closing quotation for the Company's Common Shares on February 14, 1997 was $7.625 and on March 26, 1997 was $3.625.

         At March 15, 1997, there were 164 shareholders of record of the Company's Common Shares.

         The Company has never paid any cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future and is restricted from doing so under the terms of a certain credit facility. The Company is a holding company, and the operations of the Company are conducted through its subsidiaries. Accordingly, the ability of the Company to pay dividends on its Common Shares is dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to the Company.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated operating statement and balance sheet data for the periods indicated. The selected consolidated operating statement and balance sheet data at and for each of the five fiscal years presented below are derived from the Company's Consolidated Financial Statements, of which the years ended December 31, 1996, 1995, 1994 and 1993 have been audited by Rudolph, Palitz LLP, independent accountants. The selected statement of operations and balance sheet data for the year ended December 31, 1992 is derived from the unaudited Consolidated Financial Statements of the Company, which include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the data for such periods. This data should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Report.



                                                                       YEAR ENDED DECEMBER 31,

STATEMENT OF OPERATIONS                            1996           1995           1994           1993          1992
                                                   ----           ----           ----           ----          ----

(In Thousands, except per share data)

Net revenues                                         $82,371        $63,299        $45,253       $35,069        $26,722
Cost of sales (Exclusive of items shown               60,121         47,550         34,146        26,070         20,104
separately below)
Selling and operating                                 14,344          9,798          6,509         5,853          4,950
General and administrative                             6,047          4,187          3,155         2,525          2,171
                                                       -----          -----          -----         -----          -----
Total costs and expenses                              80,512         61,535         43,810        34,448         27,225
                                                      ------         ------         ------        ------         ------
Income (loss) from operations                          1,859          1,764          1,443           621          (503)
Interest expense                                         876            670            427           338            238
Other income (expense)                                     4           (27)              7             4            (6)
                                                      ------           ----              -             -            ---
Income (loss) before income taxes                        987          1,067          1,023           287          (747)
Income taxes                                             968            588            680           228             41
Minority interest (income)                             (888)            (7)              0             0          (126)
Cumulative effect change                                   0              0              0            42              0
                                                           -              -              -            --              -
Net income (loss)                                     $  907        $   486        $   343       $   101      $   (662)
                                                      ======        =======        =======       =======      =========

Fully diluted net income (loss) per
Common Share(1)(2)

Income (loss) before cumulative effect adjustment      $0.10       $   0.06       $   0.04      $   0.01      $   (0.08)
Cumulative effect adjustment                            0.00           0.00           0.00          0.00           0.00
                                                        ----           ----           ----          ----           ----
                                                       $0.10       $   0.06       $   0.04      $   0.01      $  (0.08)
                                                       =====       ========       ========      ========      =========
Fully-diluted weighted average shares(1)(2)            9,114          9,114          8,851         8,500          8,416
                                                       -----          -----          -----         -----          -----



                                                                       DECEMBER 31,
BALANCE SHEET DATA:                         1996            1995            1994             1993            1992
                                            ----            ----            ----             ----            ----

(Dollars in thousands)

Working capital (deficiency)                   $8,253           $5,567            $329           $(608)          $(615)
Total assets                                   21,969           11,632           8,017            5,687           4,539
Notes payable, including current               10,161            5,368           2,749            2,499           1,977
portion(3)

Other long-term obligations,                    3,105            1,755           2,030              961           1,236
including current portion
Shareholders' equity (deficit)                  1,122              391            (95)            (438)           (539)


(1) All per share and share amounts reflect a 52.6 for 1.0 stock split which occurred in September 1996.

(2) Fully-diluted shares include Common Stock equivalents and 526,000 Common Shares issuable upon conversion of the Company's Convertible Notes.

(3)  Includes line of credit and term loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Report.

OVERVIEW

         The Company derives its revenues from the provision of contract and permanent IT and engineering personnel, networking, imaging, document management and workflow services and IT training. Components of cost of sales differ depending on the type of service or product supplied, and may include salaries, as well as hardware and software costs, but do not include depreciation and amortization expenses. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation. In the Imaging and Network Services business, in fiscal years 1995 and 1994, general and administrative expenses also included $46,631 and $56,915, respectively, of payroll costs for advanced development programmers. During fiscal 1996, the Company included $400,658 of payroll costs related to consultants and advanced development programmers in general and administrative expenses.

         Revenue in the Company's Contract Placement business is derived from professional service activities, primarily the placement of skilled IT and engineering personnel whose work is billed at an hourly rate. Engagements of the Company's technical consultants typically last from six to twelve months and the Company bills clients and recognizes revenue on a weekly basis. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. Revenues in the Company's Contract Placement increased from $27.5 million in 1993 to $61.7 million in 1996, or approximately 31.1% per year on average. Revenues for the year ended December 31, 1996 were $61.7 million, compared to $50.8 million for the prior year period, an increase of 21.5%. Revenue growth has been derived primarily from increases in the number of technical consultants placed with existing and new clients and increases in average billing rates. The Company believes that the recent increase in the average billing rates for its technical consultants has resulted from improved economic conditions and increased demand for skilled and experienced technical consultants. For the year ended December 31, 1996, total hours billed were 1,540,032, with an average billing rate of $40.09, compared to total hours billed of 1,303,412 with an average billing rate of $38.99 for the prior year period. Cost of sales in the Contract Placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes.

         Revenue in the Company's Permanent Placement business is generated from one time fees received upon successful placements of engineering or IT professionals with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 33% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a 30 to 90 day guarantee period. The Permanent Placement business placed 534 professionals with an average placement fee of $10,804 in 1996, compared to 396 professionals placed with an average placement fee of $10,800 for the prior year period. No cost of sales is recorded in the Permanent Placement business.

         Revenue in the Company's Imaging and Network Services is derived from the provision of networking, imaging and document management services and related sales of hardware and software. Revenues are recorded in the period in which services are rendered and merchandise is shipped; however, when installation is significant to the completion of the contract, revenue is recognized on a percentage of completion basis. Cost of sales consists of computer hardware, software and related licensing fees, salaries and fringe benefits for design, installation and maintenance personnel, and overhead expenditures allocated to imaging and networking activities.

         The Company's Imaging and Network Services business was originally formed to provide networking services to educational markets, primarily network design, installation and maintenance utilizing the Company's private-label PC products, and its networking operations were later expanded to include additional platforms and peripherals. Due to relatively low operating margins on hardware and software sales, which has accounted for a substantial portion of networking revenues, this business historically has generated operating losses. Beginning in 1988, the Company anticipated the emergence of a market for networking systems incorporating imaging and document management technology. It entered this market first as a reseller of Optika software, and later decided to expand its product line to include both high production, high end systems such as Filenet and low end workflow imaging systems such as Watermark, Keyfile and Lotus Notes. More recently, the Company has devoted substantial resources to expand the infrastructure of its imaging and document management business to support sales growth, including the hiring of numerous consulting, engineering, sales and administrative personnel since the beginning of 1994. Revenue attributable to imaging and document management systems and services has grown from $2.3 million in 1995 to $5.9 million at December 31, 1996, representing approximately 28.0% and 42.0% of the Imaging and Network Services business total revenue in those periods, respectively. However, the Company's imaging activities have generated operating losses to date due to slower than expected market expansion combined with the substantial investment in infrastructure development. Specifically, imaging and document management systems and services generated operating losses of $477,000 and $1,161,000 for December 31, 1995 and 1996, respectively, representing 90.6% and 83.2% of the total operating losses experienced by the Imaging and Network Services business as a whole.

         The Company currently is focusing on achieving profitability in its Imaging and Network Services business and expanding it through internal growth and new service offerings such as its MENTOR(TM) Consulting Program and a help desk practice. In 1996 the Company increased the number of locations from which it offers its Imaging and Network Services from three to six, and hired 12 new salespeople, eight consultants/advanced development personnel and 22 engineers/technical support personnel in this business. As a result, selling, operating and general and administrative costs for the Imaging and Network Services business increased by 133.5%, or $2.7 million, at December 31, 1996 as compared to the prior period, while selling, operating and general and administrative costs for the Company as a whole increased 45.8%, or $6.4 million, over this same period. Revenues for the Imaging and Network Services business increased by 72.2%, or $5.9 million for the year ended December 31, 1996 as compared to the prior period, and the Company believes that its investment in infrastructure and personnel could generate further increases in revenues in this business in the future. Even if it increases sales, however, there can be no assurance that the Imaging and Network Services business will achieve a pricing and cost structure that will generate profits. While the Company believes that the Imaging and Network Services business will ultimately achieve profitability, it cannot predict the timing of such profitability, should it occur at all, and expects to continue to incur operating losses in this business at least through the third fiscal quarter of 1997.

         The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of consolidated net revenues, for the periods indicated.


                                                              (UNAUDITED)
                                                         YEAR ENDED DECEMBER 31,
(Dollars in Thousands)                                 1996                  1995                   1994
                                               ------------------    -------------------     -------------------
Net Revenues:
  Permanent Placement                          $5,871        7.1%     $4,275        6.7%      $3,294        7.3%
  Contract Placement                           61,735        75.0     50,804        80.3      38,186        84.4
  Imaging and Network Services                 14,157        17.2      8,220        13.0       3,773         8.3
  IT Training                                     608         0.7
                                              -------      ------    -------      ------     -------      ------
Consolidated Net Revenues                     $82,371      100.0%    $63,299      100.0%     $45,253      100.0%
                                              =======      ======    =======      ======     =======      ======

Income (loss) From Operations:

  Permanent Placement                          $  779         1.0%    $  287        0.4%      $  258        0.6%
  Contract Placement                            4,051         4.9      2,939         4.7       2,392         5.2
  Imaging and Network Services                 (1,394)       (1.7)      (526)       (0.8)       (466)       (1.0)
  IT Training                                     (25)       (0.0)
  Corporate Overhead Expense                   (1,552)       (1.9)      (936)       (1.5)       (741)       (1.6)
                                              -------      ------    -------      ------     -------      ------
Consolidated Income (loss) From Operations     $1,859        2.3%     $1,764        2.8%      $1,443        3.2%
                                              =======      ======     ======      ======      ======      ======


         Included in corporate overhead expense are salaries, benefits and related costs for the Company's founder and chief executive officer, Martin E. Judge, Jr., and for corporate level financial, human resources, management information systems and marketing personnel. The number of personnel included in corporate overhead has increased from five at December 31, 1993, to 16 at December 31, 1996. Founder's compensation of $390,000, $495,000, and $540,000 was charged to the Imaging and Network Services business in 1994, and the Contract Placement business in 1995 and 1996, respectively. Future corporate overhead expense will be allocated according to the number of full-time employees in each of the Company's businesses.

         Early in 1995 the Company began to implement a strategy to accelerate its growth through the addition of new services, geographic expansion and strategic acquisitions. As part of this strategy, the Company added sales, marketing, engineering and operational personnel in its existing four regional offices and in its National Division in Foxborough, Massachusetts, and opened a fifth branch office in Edison, New Jersey. In addition, in September 1996, the Company completed the acquisitions of Berkeley and Systems Automation.

         Berkeley, now the Company's IT Training business, provides training on a variety of computer network and software applications through offices located in Bala Cynwyd, Pennsylvania; Alexandria, Virginia; and Baltimore, Maryland. Besides expanding the Company's range of technical service offerings, the IT Training business will assist the Company in identifying emerging technologies and integrating such technologies into its organization through the training of its technical consultants and in-house personnel. The Company's IT Training business generated revenues of $2.3 million and $2.6 million for 1995 and 1996, respectively, of which $608,000 (representing revenues earned in the fourth quarter of 1996) is consolidated in the Company's revenues for fiscal 1996.

         Systems Automation, located in Wakefield, Massachusetts, provides imaging and document management systems and services, and establishes a presence for the Imaging and Network Services business in the Boston metropolitan area. Systems Automation generated revenues of $1.2 million and $1.4 million for 1995 and 1996, respectively, of which $564,000 (representing revenues earned in the fourth quarter of 1996) is consolidated in the Company's revenues for fiscal 1996.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:



                                                                        YEAR ENDED DECEMBER 31,

                                                                1996              1995             1994
                                                                ----              ----             ----
Net Revenues                                                   100.0%            100.0%           100.0%
Cost of Sales (Exclusive of items shown separately              73.0              75.1             75.4
below)
Selling and Operating                                           17.4              15.5             14.4
General and Administrative                                       7.3               6.6              7.0
                                                               -----             -----            -----
Total Costs and Expenses                                        97.7              97.2             96.8
Income From Operations                                           2.3               2.8              3.2
Interest and Other, Net                                          1.1               1.1              0.9
                                                               -----             -----            -----
Income Before Income Taxes                                       1.2%              1.7%             2.3%
                                                               =====             =====            =====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Revenues. Consolidated net revenues increased by 30.1%, or $19.1 million, for the year ended December 31, 1996 compared to the prior year period. Revenue for the Contract Placement business increased by 21.5%, or $11.0 million, for the year ended December 31, 1996 compared to the prior year period. Contributing to this increase was an increase in revenue of $2.7 million attributable to the Edison, New Jersey office, which opened in April 1995, and an increase in revenue of $1.9 million attributable to the Company's National Division in Foxborough, Massachusetts. Revenue for the Bala Cynwyd, Pennsylvania office increased by $6.4 million primarily due to increased marketing efforts. Revenue for the Permanent Placement business increased by 37.3%, or $1.6 million, for the year ended December 31, 1996 compared to the prior year period. Contributing to this increase was revenue of $1.1 million attributable to the Bala Cynwyd, Pennsylvania office and revenue of $474,000 attributable to the Edison, New Jersey office. The Florida office experienced a decrease in revenues of $21,000. Revenue for the Imaging and Network Services business increased by 72.2%, or $5.9 million, for the year ended December 31, 1996 compared to the prior year period. Of this increase, $2.3 million was attributable to networking systems and services and $3.6 million was attributable to imaging and document management systems and services. Contributing to this increase was revenue of $643,000 from a business acquired in February of 1996, revenue of $598,000 attributable to the Edison, New Jersey office and $564,000 from a business acquired in September of 1996. The IT Training business, acquired in September 1996, generated net revenues of $608,000.

         Cost of Sales. Consolidated cost of sales increased by 26.4%, or $12.6 million, for the year ended December 31, 1996 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 73.0% from 75.1%. In the Company's Imaging and Network Services business, cost of sales as a percentage of revenue decreased to 73.7% from 81.7%, primarily as a result of an increased focus on providing services that yield higher margins than traditional hardware and software sales and the realization of economies of scale.

         In the Company's Contract Placement business, cost of sales as a percentage of revenue decreased to 79.6% from 80.4%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, for which expenses are included in other expense categories and which has no cost of sales. The IT Training business contributed an additional $520,000 of expenses included in cost of sales.

         Selling and Operating. Consolidated selling and operating expenses increased by 46.4%, or $4.5 million, for the year ended December 31, 1996 compared to the prior year period. Contributing to this increase was an increase in selling and operating expenses of 106.4%, or $1.7 million, in the Imaging and Network Services business due primarily to the expansion of its sales force, $223,000 of which is attributable to the business acquired in September 1996. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 1996 increased to 17.4% from 15.5% in the prior year period, due primarily to a 43.3% increase in payroll costs associated with the Company's hiring of sales and marketing personnel in all of its businesses, the acquisition/business combination of two Imaging and Network Services businesses and a $481,000 increase in bad debt charges resulting from an increase in sales volume and the bankruptcy of one of the Company's Contract Placement customers.

         General and Administrative. Consolidated general and administrative expenses increased 44.4%, or $1.9 million, for the period ending December 31, 1996 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 7.3% for the year ended December 31, 1996 compared to 6.6% for the prior year period. Contributing to this increase was an increase of 222.8% or $1.1 million, in the Imaging and Network Services business, primarily consisting of a $510,000 increase in payroll costs associated with the hiring of consulting and engineering personnel and a $190,000 increase in rent expense due to the opening of new offices. Expansion of the Company's corporate staff, specifically the hiring of additional management information systems personnel, human resources personnel and a financial analyst increased payroll costs by $115,000. In addition, rent expense, exclusive of Imaging and Network Services business, increased by $160,000 due to a full year of operations at the Company's Edison, New Jersey office which opened in April 1995, the expansion of the Bala Cynwyd, Pennsylvania office, the inclusion of rent expense for the two imaging companies that the Company acquired in 1996 and the inclusion of the rent associated with the IT Training business which was acquired in 1996.

         Interest. Interest expense increased by $207,000, at December 31, 1996 compared to the prior year period. This increase was primarily due to increased borrowing under the Company's line of credit.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net Revenues. Consolidated net revenues increased by 39.9%, or $18.0 million, in 1995 compared to 1994. Revenue for the Contract Placement business increased by 33.0%, or $12.6 million, in 1995 compared to 1994. Contributing to this increase was revenue of $1.6 million attributable to the Edison, New Jersey office, which opened in April, 1995. Revenue for the Permanent Placement business increased by 29.8%, or $981,000, in 1995 compared to 1994. Contributing to this increase was revenue of $81,000 attributable to the Edison, New Jersey office. Revenue for the Imaging and Network Services business increased by 117.8%, or $4.4 million, in 1995 compared to 1994. Contributing to this increase was revenue of approximately

$2.0 million attributable to the addition of a major networking systems contract with the State of New Jersey.

         Cost of Sales. Consolidated cost of sales increased by 39.3%, or $13.4 million, in 1995 compared to 1994. Cost of sales as a percentage of consolidated net revenues decreased slightly to 75.1% in 1995 from 75.4% in 1994. This decrease is attributable to an increase in Permanent Placement revenue which has no cost of sales, and a decrease in cost of sales as a percentage of revenue for the Contract Placement business, partially offset by an increase in cost of sales as a percentage of net revenue for the Imaging and Network Services business.

         Selling and Operating. Consolidated selling and operating expenses increased by 50.5%, or $3.3 million, in 1995 compared to 1994, and increased to 15.5% of consolidated net revenues in 1995 compared to 14.4% in 1994. Contributing to this increase was an increase in selling and operating expenses of 87.7%, or $730,000, in the Imaging and Network Services business. Also contributing to this increase was an increase in salaries and related fringe benefits incurred as a result of an increase in sales personnel in each of the Company's other businesses. In addition, the Company realized a bad debt charge of $300,000 in 1995 compared to $72,000 in 1994, principally attributable to the bankruptcy of a Contract Placement customer.

         General and Administrative. Consolidated general and administrative expenses increased 32.7%, or $1.0 million, in 1995 compared to 1994. Contributing to this increase was an increase in general and administrative expenses of $13.5%, or $56,000, in the Imaging and Network Services business. Also contributing to this increase was an increase in administrative staffing levels in the Edison, New Jersey, Bala Cynwyd, Pennsylvania and Foxborough, Massachusetts offices and increased rent expense of $168,000 associated with the new Edison office and the expansion of the Bala Cynwyd office. In addition, in 1995 the Company realized tax penalties and interest of $237,000 pursuant to a settlement with the IRS. General and administrative expenses as a percentage of consolidated net revenues decreased marginally from 7.0% in 1994 to 6.6% in 1995.

         Interest. Interest expense increased by 56.9%, or $243,000, in 1995 compared to 1994. This increase was attributable to the increased borrowing under the Company's line of credit.

INCOME TAXES

         The Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993. The effective tax rates for 1996, 1995 and 1994 are higher than the applicable statutory tax rate of 34%, primarily due to net operating losses for the Imaging and Network Services business, which are consolidated for financial but not for tax reporting purposes. In addition,the inclusion of "minority interest in net loss of consolidated subsidiary" significantly offsets the effective tax rate for 1996. Further, if the Imaging and Network Services business is unable to achieve profitability, it will not realize the federal tax benefit of its $3.9 million operating loss carryforward, which will expire between 2002 and 2011. The effective tax rate was 66.4%, 55.1% and 98.1% for fiscal years 1994, 1995 and 1996, respectively.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain unaudited quarterly statements of operations data for each of the Company's last seven fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.


                                       Jun.30,     Sept.30,     Dec.31,     Mar.31,     Jun.30,     Sept.30,     Dec. 31,
                                       -------     --------     -------     -------     -------     --------     --------
(Dollars in thousands)                  1995         1995        1995        1996        1996         1996         1996
                                        ----         ----        ----        ----        ----         ----         ----

Net Revenues                          $15,268     $17,478      $16,422     $16,435     $20,892     $21,588        23,456
Cost of Sales (exclusive of items      11,432      12,982       12,277      12,528      15,060      15,645        16,887
shown separately below)
Selling and Operating                   2,439       2,279        2,956       2,654       3,710       3,659         4,321
General and Administrative              1,062       1,161          988       1,398       1,450       1,462         1,737
                                      -------     -------      -------     -------     -------     -------        ------
Total Costs and Expenses               14,933      16,422       16,221      16,580      20,220      20,766        22,945
Income From Operations                    335       1,056          201        (145)        672         822           511
Interest Expense and Other, Net           186         228          152         181         191         228           273
                                      -------     -------      -------     -------     -------     -------        ------
Income (loss) Before Income Taxes     $   149     $   828      $    49     $ (326)    $    481     $   594         $ 238
                                      =======     =======      =======     =======    ========     =======         =====

         Because the Company only derives revenue in its Contract Placement business when its consultants are actually working, its revenues and operating results are adversely affected when its clients' facilities close due to holidays or inclement weather. The Company also incurs additional expenses in its first fiscal quarter, in part as a result of higher employment and related payroll taxes. During the quarter ended December 31, 1995 and 1996, the number of holidays and vacation days marginally affected revenues in the Contract Placement business. In the quarter ended March 31, 1996, severe weather negatively affected revenues in all of the Company's operating businesses, particularly the Contract Placement business. In the quarter ended December 31, 1996, $62,982 of amortization of goodwill is included in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for working capital has increased as its sales have grown over the last three years. In each of the last three fiscal years, the Company has used cash in operations. This is primarily attributable to the nature of the Company's Contract Placement business and to losses in the Imaging and Network Services business. As is customary in the staffing industry, the Company pays its technical consultants on a weekly basis for hours billed, but invoices its clients for those services approximately one week later, with the invoices payable from 30 to 60 days after issuance. Certain large customers of the Contract Placement business may receive even more favorable payment terms. Similarly, as a result of the project-oriented nature of the Company's Imaging and Network Services business, the Company pays its personnel semi-monthly, while payment for the services performed are often received over a six to nine month period, depending on the nature of the installation and the amount of advanced development and/or consulting services that are requested by the customer. In addition, the Company has used cash in each of the last three fiscal years to fund its investment in the infrastructure of its

Imaging and Network Services business. The Company expects to continue to use cash in its operations for the foreseeable future.

         The Company has funded its working capital and capital expenditure needs primarily through borrowings under its credit facility. The Company typically maintains minimal cash balances.

         The Company used approximately $896,000, $2.3 million and $4.0 million of cash in operations in 1994, 1995 and 1996 respectively. The Company's primary uses of cash have been to fund increases in accounts receivables, to purchase fixed assets and to repay long-term debt. The Company's net accounts receivable have increased from $4.3 million at December 31, 1993 to $13.4 million at December 31, 1996, principally due to the growth in revenue in its Contract Placement business. Cash and non-cash purchases of fixed assets in 1994, 1995 and 1996 were $480,000, $637,000, and $1,071,000, respectively.

         Cash provided from financing activities, principally bank borrowings, was approximately $1.3 million, $2.6 million, and $5.5 million in 1994, 1995 and 1996, respectively. During 1994, the Company raised $500,000 from a group of investors through the sale of Convertible Notes. These notes mature in July 1997 and therefore are classified as current in the balance sheet as of December 31, 1996. The Convertible Noteholders converted their notes into 526,000 Common Shares concurrently with the Offering. In addition, in February 1996 the Company received cash proceeds of $888,000 from a private placement of Series A preferred shares by its Imaging and Network Services business.

         At various times during prior periods, the Company borrowed amounts under its then existing credit facility in excess of the amounts permitted to be borrowed under the facility, thus requiring the bank to waive the lending limitation. In order to provide the Company with a credit facility more suitable for its needs, effective September 30, 1996, the Company amended and restated its credit facility to increase the amounts that it may borrow under the line and modified various covenants. In addition, the bank amended the loan agreement to include the transactions related to its corporate reorganization and the acquisition of Berkeley and Systems Automation, and redefined certain financial ratios.

         The Company's bank borrowings currently consist of a $10.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (successor to Midlantic Bank, N.A.) (the "Bank") and a $1.0 million term loan. The Line of Credit expires on May 31, 1998 and carries an interest rate of prime plus 1.0%, which interest rate has reverted to the Bank's prime rate following the successful completion of the Offering. This facility allows the Company to borrow the lesser of 80% of eligible receivables or $10.0 million. Based on eligible receivables of $11.2 million at December 31, 1996, the maximum amount that the Company can borrow under the Line of Credit is $9.4 million. The Line of Credit also requires the Company to meet certain financial ratios and transactional covenants. The Company used a portion of the net proceeds from its Offering to pay off the Line of Credit, the balance of which was $9.2 million as of December 31, 1996, although the Company does intend to draw on the line as needed in the future. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common or preferred shares. The term loan, which carries an interest rate of prime plus 1 1/2%, payable in 60 monthly installments, was repaid on February 20, 1997. At December 31, 1996, there was $950,000 outstanding under the term loan. In addition, at December 31, 1996, the Company had approximately $790,000 of additional short-term and long-term debt outstanding, principally equipment leases, which was repaid with a portion of the proceeds from the Offering. In connection with the acquisitions of Berkeley and Systems Automation, the Company issued unsecured notes in the aggregate principal amount of $2.5 million for the stock of Berkeley and the net assets of Systems Automation, $1.3 million of which was paid with a portion of the proceeds of the Offering.

         The Company anticipates that its primary uses of capital in future periods will be for acquisitions, funding of increases in accounts receivables and the development of its corporate level sales force. The Company believes that the proceeds from the Offering and borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

INFLATION

         The Company does not believe that the rates of inflation prevailing in the United States in recent years have had a significant effect on its operations.

FORWARD LOOKING INFORMATION

         This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

         Dependence on Availability of Qualified Technical Consultants. The Company is dependent upon its ability to attract and retain technical consultants who possess the skills and experience necessary to meet the staffing requirements of its clients. To keep pace with rapidly evolving information technologies and changing client needs, the Company must continually evaluate and upgrade its database of available qualified technical consultants. Competition for individuals with proven technical skills is intense, and, as is currently customary in the industry, the Company does not have any exclusive contracts with its consultants. The Company competes for such individuals with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies. Factors influencing such competition include compensation, benefits, growth opportunities and pre-existing relationships with other companies, particularly specialty staffing companies. As the Company expands into new geographic areas, it may experience difficulty attracting qualified technical consultants who have a prior relationship or familiarity with more established specialty staffing companies in such areas. There can be no assurance that qualified technical consultants will continue to be available to the Company in sufficient numbers to meet the Company's current and anticipated growth requirements.

         Acquisition Risks. A principal component of the Company's growth strategy is the acquisition of companies that will complement and expand the Company's existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on the Company's ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) adverse effects on the Company's reported operating results, including increased goodwill amortization and interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; and (iv) difficulties related to the integration of the acquired business. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

         Ability to Manage Growth. Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; and
(iii) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its four businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis.

         History of Operating Losses in Imaging and Network Services Business. The Company's Imaging and Network Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $1.4 million for the year ended December 31, 1996, and at December 31, 1996 had an accumulated deficit of $4.2 million. The losses have resulted from high marketing and general and administrative costs associated with building the division's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, the opening of a new office, and the costs associated with the acquisition and integration of two imaging and document management companies. The Company is currently focusing on achieving profitability in its Imaging and Network Services business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Imaging and Network Services business will achieve a pricing and cost structure that will generate profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Imaging and Network Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Imaging and Network Services business is unable to achieve profitability, it will not realize the federal tax benefit of its $3.9 million operating loss carryforward which will expire between 2002 and 2011.

         Dependence on Contract Placement Business. The Company's Contract Placement business was responsible for 84.4%, 80.3% and 75.0% of total Company revenues for the years ended December 31, 1994, 1995 and 1996, respectively. In addition, for the years ended 1995 and 1996, one customer of the Contract Placement business, Merck, accounted for approximately 8.0% and 10.0% of total Contract Placement revenues, respectively, and 6.4% and 7.5% of total Company revenues, respectively. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers in existing and new markets and to apply its management practices to a significantly larger organization. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                                Page(s)
                                                                                -------

INDEPENDENT AUDITORS' REPORT AS OF DECEMBER 31, 1996 AND 1995
AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996..........   25


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995...................   26


CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31,
1996, 1995 AND 1994............................................................   27

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994...............................................   28

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31,
1996, 1995 AND 1994............................................................   29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994............................................... 30 - 49


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania

We have audited the accompanying consolidated balance sheets of The Judge Group, Inc. (formerly Judge, Inc.) and Subsidiaries as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Judge Group, Inc. (formerly Judge, Inc.) and Subsidiaries as of December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

March 28, 1997
Plymouth Meeting, PA

                                             RUDOLPH, PALITZ LLP

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                            1996           1995
                                                                        ------------   ------------
ASSETS

CURRENT ASSETS

Cash ................................................................   $    105,069   $     35,078
Accounts receivable, net ............................................     13,396,495      8,881,059
Inventories .........................................................        910,321        515,099
Prepaid income taxes and deferred taxes .............................        340,603        347,352
Notes receivable, officers, employees and
  related party .....................................................        577,287             --
Other ...............................................................      1,419,758        508,640
                                                                        ------------   ------------
Total current assets ................................................     16,749,533     10,287,228
                                                                        ------------   ------------

PROPERTY AND EQUIPMENT

Furniture, office and computer equipment ............................      3,606,124      1,732,677
Automotive equipment ................................................         37,936         48,617
Leasehold improvements ..............................................         45,566         28,069
                                                                        ------------   ------------
                                                                           3,689,626      1,809,363

Less: accumulated depreciation and amortization .....................      1,766,215        875,552
                                                                        ------------   ------------
Net property and equipment ..........................................      1,923,411        933,811
                                                                        ------------   ------------

OTHER ASSETS

Notes receivable, officers, employees and
  related party .....................................................             --        222,564
Deposits ............................................................         99,844         94,317
Goodwill, net of accumulated amortization of $62,982, 1996 ..........      3,196,220             --
Covenant not-to-compete, net of accumulated amortization of
 $602,589, 1996, and $508,645, in 1995 ..............................             --         93,944
                                                                        ------------   ------------
Total other assets ..................................................      3,296,064        410,825
                                                                        ------------   ------------

Total assets ........................................................   $ 21,969,008   $ 11,631,864
                                                                        ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES

Current portion of long-term debt ...................................   $    915,253   $    280,420
Convertible notes ...................................................        500,000             --
Current portion of payroll tax obligation ...........................             --        321,391
Accounts payable and accrued expenses ...............................      4,768,269      3,277,546
Payroll and sales taxes .............................................        727,118        396,735
Income taxes payable ................................................        126,538          6,968
Other notes payable .................................................        195,477             --
Deferred revenue ....................................................      1,168,334        297,362
Advances from shareholders ..........................................         95,862        139,906
                                                                        ------------   ------------
Total current liabilities ...........................................      8,496,851      4,720,328
                                                                        ------------   ------------

LONG-TERM LIABILITIES

Note payable, bank ..................................................      9,210,795      5,367,516
Deferred rent obligation ............................................        130,402        156,943
Debt obligations, net of current portion ............................      3,008,846        496,012
Convertible notes ...................................................             --        500,000
                                                                        ------------   ------------
Total long-term liabilities .........................................     12,350,043      6,520,471
                                                                        ------------   ------------

MINORITY INTEREST ...................................................             --             --
                                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY

Common stock, at December 31, 1996, $.01 par value, 50,000,000 shares authorized, 8,587,739 shares issued and outstanding;
December 31, 1995 $.005 par value, 10,000,000 shares
 authorized, 160,000 shares issued and outstanding ..................         85,877            800
Preferred stock, at December 31, 1996, $.01 par value,
 10,000,000 shares authorized .......................................             --             --
Additional paid-in capital ..........................................        365,877        626,848
Retained earnings (deficit) .........................................        670,360       (236,583)
                                                                        ------------   ------------
Total shareholders' equity ..........................................      1,122,114        391,065
                                                                        ------------   ------------

Total liabilities and shareholders' equity ..........................   $ 21,969,008   $ 11,631,864
                                                                        ============   ============

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                  1996          1995          1994
                                               -----------   -----------   -----------


NET REVENUES ...............................   $82,371,065   $63,299,353   $45,253,417
                                               -----------   -----------   -----------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown
  separately below) ........................    60,121,123    47,550,114    34,146,215
Selling and operating ......................    14,343,682     9,797,875     6,509,549
General and administrative .................     6,046,841     4,187,485     3,155,012
                                               -----------   -----------   -----------

Total costs and expenses ...................    80,511,646    61,535,474    43,810,776
                                               -----------   -----------   -----------

INCOME FROM OPERATIONS .....................     1,859,419     1,763,879     1,442,641

OTHER EXPENSE, NET, PRINCIPALLY INTEREST
EXPENSE ....................................       872,578       697,339       419,590
                                               -----------   -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE AND
MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY ....................       986,841     1,066,540     1,023,051

INCOME TAX EXPENSE .........................       967,898       587,957       679,800
                                               -----------   -----------   -----------

INCOME BEFORE MINIORITY INTEREST IN NET LOSS
OF CONSOLIDATED SUBSIDIARY .................        18,943       478,583       343,251

MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY ....................       888,000         7,057            --
                                               -----------   -----------   -----------

NET INCOME .................................   $   906,943   $   485,640   $   343,251
                                               ===========   ===========   ===========

NET INCOME PER SHARE:

  PRIMARY                                      $      0.10   $      0.06   $      0.04
                                               ===========   ===========   ===========

  FULLY DILUTED                                $      0.10   $      0.06   $      0.04
                                               ===========   ===========   ===========


                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                              Common Stock          Additional      Retained
                                                                      Paid-In       Earnings
                                           Shares        Amount       Capital       (Deficit)       Total
                                        -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1994 ............       160,000   $       800   $   626,848    ($1,065,474)   ($  437,826)
Net Income ..........................            --            --            --        343,251        343,251
                                        -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1994 ..........       160,000           800       626,848       (722,223)       (94,575)
Net Income ..........................            --            --            --        485,640        485,640
                                        -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1995 ..........       160,000           800       626,848       (236,583)       391,065
Merger transactions (Notes 13 and 17)            --            --      (175,910)            --       (175,910)

Stock split, 52.6 for 1.0 (Note 13) .     8,256,000        83,360       (83,360)            --             --

Exercise of Warrants (Note 13) ......       171,739         1,717        (1,701)            --             16
Net Income ..........................            --            --            --        906,943        906,943
                                        -----------   -----------   -----------    -----------    -----------
                                                                                                  ...........
Balance, December 31, 1996 ..........     8,587,739   $    85,877   $   365,877    $   670,360    $ 1,122,114
                                        ===========   ===========   ===========    ===========    ===========



                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                        1996           1995           1994
                                                                     -----------    -----------    -----------
OPERATING ACTIVITIES

Net income .......................................................   $   906,943    $   485,640    $   343,251
Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation and amortization ..................................       608,248        421,613        340,708
  Deferred taxes .................................................       (67,000)      (103,000)       (60,000)
  Deferred rent ..................................................       (26,541)        39,041        117,902
  Provision for losses on accounts receivable ....................       781,327        300,033         71,697
  Stock compensation .............................................            --          6,000             --
  Minority interest in net loss of consolidated
    subsidiary ...................................................      (888,000)        (7,057)            --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable ............................................    (4,592,756)    (2,762,395)    (2,221,822)
  Inventories ....................................................      (276,746)      (282,394)       127,518
  Deposits .......................................................         5,812        (48,565)       (16,807)
  Prepaid income taxes ...........................................       122,060       (117,352)        59,406
  Other current assets ...........................................      (947,122)      (404,643)       (24,796)
  Other assets ...................................................      (129,638)            --             --
Increase (decrease) in:
  Accounts payable and accrued expenses ..........................       365,321        512,251        393,299
  Payroll and sales taxes ........................................       (29,776)      (297,648)      (168,965)
  Deferred revenue ...............................................        21,738        215,211       (109,982)
  Income taxes payable ...........................................       119,570       (245,759)       252,727
                                                                     -----------    -----------    -----------
    Net cash used in operating activities ........................    (4,026,560)    (2,289,024)      (895,864)
                                                                     -----------    -----------    -----------

INVESTING ACTIVITIES

Purchases of property and equipment ..............................      (638,503)      (373,051)      (252,286)
Purchase/acquisition of companies ................................      (554,448)            --             --
Proceeds from disposals of property and equipment ................         3,750         24,461             --
(Increase) in notes receivable, officers and
employees, net ...................................................      (202,527)       (52,826)       (56,743)
                                                                     -----------    -----------    -----------
    Net cash used in investing activities ........................    (1,391,728)      (401,416)      (309,029)
                                                                     -----------    -----------    -----------

FINANCING ACTIVITIES

Cash acquired in business combination ............................       150,701             --             --
Proceeds from notes payable, bank, net ...........................     4,843,279      2,618,850        249,431
Proceeds of bank overdrafts ......................................       520,000       421,000        917,000
Proceeds from (repayment of) long-term debt ......................      (869,672)        38,000        556,000
Principal payments on long-term debt .............................            --       (386,524)      (383,756)
Proceeds from issuance of stock and exercise of warrants..........            16          1,057             --
Repayments from shareholders .....................................       (44,045)       (49,793)       (64,028)
Issuance of Series A Preferred Shares, net of costs ..............       888,000             --             --
                                                                     -----------    -----------    -----------
    Net cash provided by financing activities ....................     5,488,279      2,642,590      1,274,647
                                                                     -----------    -----------    -----------
INCREASE (DECREASE) IN CASH ......................................        69,991        (47,850)        69,754
CASH, BEGINNING ..................................................        35,078         82,928         13,174
                                                                     -----------    -----------    -----------
CASH, ENDING .....................................................   $   105,069    $    35,078    $    82,928
                                                                     ===========    ===========    ===========

SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest .........................................................   $   842,000    $   657,000    $   405,000
                                                                     ===========    ===========    ===========
Income taxes .....................................................   $   819,000    $ 1,056,000    $   496,000
                                                                     ===========    ===========    ===========



                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1. DESCRIPTION OF BUSINESS

On September 4, 1996, a special meeting of the Board of Directors was held where Judge, Inc. changed its name to The Judge Group, Inc. (the "Company"), effected certain changes to its capital structure and authorized a stock split. See Note
13. The Company, a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Imaging and Network Services" business) and (iii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At December 31, 1996, the Company had offices in Bala Cynwyd, Pennsylvania; Hartford, Connecticut; Foxborough, Massachusetts; Wakefield, Massachusetts; Tampa, Florida; Moorestown and Edison, New Jersey and Alexandria, Virginia.

The Contract Placement business includes the operations of three of the Company's wholly-owned subsidiaries, Judge Technical Services, Inc. ("JTS"), Judge Professional Services, Inc. ("JPS") and Judge Technical Services of N.J., Inc. ("JTNJ").

The Permanent Placement business includes the operations of the Company and two of its wholly-owned subsidiaries, Judge Electronic Services of Florida, Inc. ("JESF") and Judge Inc. of New Jersey ("JINJ").

The IT Training business is comprised of the operations of The Berkeley Associates Corp. ("Berkeley"), a company acquired by the Company in September 1996 (see Note 4).

At December 31, 1995 the Company owned 33%, Martin E. Judge, Jr., the Company's founder, Chairman and Chief Executive Officer owned 47%, and another officer and director of the Company owned 5% of the outstanding voting shares, on a fully diluted basis, of Judge Computer Corporation ("JCC"). On December 1, 1995, JCC entered into an Agreement and Plan of Merger (the "JCC/DI Merger Agreement") with DataImage, Inc. ("DI" or "Data Image"), a public company, the common stock of which was traded on the over-the-counter market. Pursuant to the JCC/DI Merger Agreement, JCC was merged into DI on February 29, 1996 (the "JCC/DI Merger"), and DI, as the surviving corporation, changed its name to Judge Imaging Systems, Inc. ("JIS"). As a result of the merger, the former shareholders of JCC held, on a fully diluted basis, a majority of the outstanding common stock of JIS, which remained a public company.

The Imaging and Network Services business of the Company consisted of the operations of JCC prior to the JCC/DI Merger and JIS subsequent to the merger. See Notes 14 and 17. In addition, the Company purchased the net assets and liabilities of Systems Automation, Inc. ("Systems Automation") in September 1996 (see Note 4), a company that provides imaging and document management systems and services.

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933. In connection with this proposed initial public offering, the Company has incurred approximately $1,017,000 of accounting, legal, printing and other costs as of December 31, 1996 and such costs are included in other current assets in the accompanying 1996 consolidated balance sheet. Subsequent to December 31, 1996, the Company successfully completed its initial public offering of common shares effective February 14, 1997. See Note 19.

On September 4, 1996, The Boards of Directors of the Company and JIS approved the merger of JIS into a newly-formed, wholly-owned subsidiary of the Company (the "Merger"). This Merger was subject to approval by the shareholders of JIS and the successful initial public offering of the Company's common shares (See
Note 19). The terms of the Merger called for the conversion of each share of JIS common stock and Series A preferred stock into $2.50 of value based on the public offering price of

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1. DESCRIPTION OF BUSINESS -- (Continued)

The Judge Group, Inc. common stock. Subsequent to December 31, 1996, based upon the offering price of $7.50 per share, the Company issued approximately 1,190,000 shares of The Judge Group, Inc. common stock to the shareholders of JIS simultaneous with the successful offering described in Note 19.

Unless the context indicates otherwise, references to the Company herein prior to February 29, 1996 include reference to its wholly-owned subsidiaries and JCC and such references subsequent to February 29, 1996 include reference to its wholly-owned subsidiaries and JIS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, JIS and the Company's wholly-owned subsidiaries, which include JTS, JPS, JTNJ, JESF, Berkeley (as of and from the effective date of the acquisition -- see Note 4) and JINJ (which had no activity in the period ended December 31,
1994). JCC (prior to the JCC/DI merger) and JIS (subsequent to the JCC/DI merger) have been consolidated due to certain elements of common ownership and control being present. All significant intercompany accounts and transactions have been eliminated.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Revenue Recognition in Contract Placement and Permanent Placement Businesses

The Company recognizes permanent placement revenues at the date employment of the placed professional commences, subject to reversal and adjustments if such employment is terminated during a guarantee period. Revenues related to temporary placement services are recognized on a weekly basis as the services are performed.

Revenue Recognition in Imaging and Network Services Business

Revenues from the sales of network, imaging and document management systems is recognized at the date of shipment of the system, provided that any work to complete installation of the system is routine in nature and costs are not significant. The system components are assembled and tested in the Company's facilities prior to delivery. Revenues are recorded in the period in which the merchandise is shipped or the services are rendered. However, in instances in which installation and development costs are significant to the completion of the contract, revenue is recognized on a percentage of completion basis. Revenues billed in advance for computer sales, warranties and maintenance contracts are deferred and recorded as income in the period in which the merchandise is shipped or the services are rendered. Deferred revenues in the accompanying consolidated balance sheet as of December 31, 1996 includes approximately $19,500 of billings in excess of costs and estimated earnings on contracts-in-progress.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Revenue Recognition in IT Training Business

Tuition and fee revenues are recognized when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues.

Cash

The Company maintains cash balances at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

Inventories

Inventories of computer and related supplies and equipment held for resale are valued at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1996 include approximately $130,700 of costs and estimated earnings in excess of billings on contracts-in-progress.

Accounts Receivable and Accounts Payable

Accounts receivable at December 31, 1996, 1995, and 1994 were net of allowances for doubtful accounts of $661,000, $174,000, and $157,000, respectively.

Included in accounts receivable was unbilled work-in-process of approximately $524,000, $655,000 and $564,000 at December 31, 1996, 1995 and 1994,
respectively. Included in accounts payable and accrued expenses was approximately $283,000, $510,000 and $436,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at December 31, 1996, 1995 and 1994, respectively.

An analysis of the allowance for doubtful accounts follows:


                                            Additions
                           Balance At      Charged To                       Balance At
                          Beginning Of      Bad Debt         (Charge          End Of
Year Ended December 31,      Period         Expense           Offs)           Period
-----------------------      ------         -------           -----           ------

1996 .................     $ 174,000       $ 781,000       ($294,000)       $ 661,000
                           =========       =========       =========        =========

1995 .................     $ 157,000       $ 300,000       ($283,000)       $ 174,000
                           =========       =========       =========        =========

1994 .................     $ 132,000       $  72,000       ($ 47,000)       $ 157,000
                           =========       =========       =========        =========


Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization is computed on the straight-line and accelerated methods over the estimated useful lives of the related assets, principally five to ten years for furniture, office and computer equipment and five years for automotive equipment.

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements, principally five to ten years.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)
Property and Equipment and Depreciation and Amortization-- (Continued)

Depreciation and amortization related to property and equipment amounted to $451,322 in 1996, $271,099 in 1995 and $190,192 in 1994.

Property Under Capital Leases and Amortization

Property under capital leases is stated at the lower of fair market value or net present value of the minimum lease payments at inception of the leases. Property under capital leases consists of furniture and office equipment and is included in "property and equipment" in the accompanying consolidated balance sheets. Amortization is provided over the shorter of the related lease terms or the estimated useful lives of the related assets.

Income Taxes

Deferred taxes are accounted for in accordance with Statement of Financial Accounting Standards ("Statement") No. 109, "Accounting for Income Taxes." The Statement requires the use of the liability method to account for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements and at the tax rates that are expected to be in effect when the taxes are actually paid or recovered.

Deferred income taxes arise principally from differences between financial and income tax reporting, including amounts recorded for workers' compensation funding, timing differences relating to the restrictive covenant described in
Note 15 (the "Restrictive Covenant"), amounts recorded for the allowance for doubtful accounts, the availability of net operating loss carryforwards and certain other temporary differences.

Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Intangible Assets

The Restrictive Covenant (covenant-not-to-compete) was being amortized on a straight-line method over the life of the covenant (forty-eight months, through August 1996). Amortization expense related to the covenant was approximately $94,000 for 1996 and approximately $150,000 for each of 1995 and 1994. See Note 15.

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years for Systems Automation and over fifteen years for Berkeley. Both acquisitions were effective September 30, 1996 (See
Note 4). Amortization of goodwill for the period ended December 31, 1996 was approximately $63,000 and is included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 1996.

Deferred Rent Obligation

The Company is party to an operating lease agreement for its principal office facilities, which contains a provision for free rent for a certain period, with subsequent rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation in the accompanying consolidated balance sheets.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $532,000, $464,000 and $267,000 in 1996, 1995 and 1994,
respectively.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement 121 became effective January 1, 1996 and did not have a material effect on the Company's financial condition or results of operations for the year ended December 31, 1996.

In October 1995, FASB issued Statement No. 123 "Accounting for Stock-Based Compensation," ("Statement 123"), which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the underlying stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. The Company adopted the disclosure only provisions of SFAS 123 effective January 1, 1996, but elected to continue the accounting treatment allowed by APB 25. SFAS 123 did not have a material impact on the Company's financial position or its results of operations for the year ended December 31, 1996. Subsequent to December 31, 1996 options to purchase a total of 593,000 common shares were granted at the initial public offering price of $7.50 per common share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (the Statement") which specifies new computation, presentation, and disclosure requirements for earning per share (EPS) for entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect that SFAS No. 128 is expected to have on the Company's computation and presentation of earning per share.

Earnings Per Share

The number of shares used in the earnings per share calculation and convertible note share conversion (see Note 8) has been adjusted for the 52.6 for 1.0 stock split which occurred in September 1996.

Primary earnings per share amounts were computed based on the weighted average number of shares actually outstanding. The number of shares used in the computation were approximately 8,588,000 in 1996, 1995, and 1994.

Fully diluted earnings per share amounts for calendar years 1996, 1995 and 1994 were based on the weighted average number of shares calculated for primary earnings per share purposes increased by the number of shares that would be outstanding assuming conversion of outstanding convertible notes (see Note 8). The number of shares used in the computation were approximately 9,114,000 in calendar year 1996 and 1995 and 8,851,000 in 1994.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Fair Value of Financial Instruments

The estimated fair values of substantially all of the Company's financial instruments (all of which are held for non-trading purposes) are approximately equal to their carrying values at all periods presented.

NOTE 3. NOTE RECEIVABLE (DI)

In connection with the JCC/DI Merger, JCC provided a $50,000 bridge loan, with interest at 11% per annum, to DI in September 1995 to fund DI's ongoing operations and working capital requirements through the date of the expected closing of the JCC/DI Merger. The loan was collateralized by certain assets of DI. As a result of the JCC/DI Merger, no interest was charged on this loan. This receivable was included in "other" current assets in the accompanying December 31, 1995 consolidated balance sheet.

NOTE 4. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS

Effective September 30, 1996, the Company purchased 100% of the issued and outstanding stock of Berkeley. Berkeley, founded in 1980, is a provider of IT training services to corporate, governmental and individual clients. The total acquisition cost was $2,232,200 payable principally in cash and notes. Subsequent to December 31, 1996, the Company completed an initial public offering of stock and accordingly, $300,000 of the notes payable related to the acquisition were scheduled to be converted into the Company common stock at the price per share of the initial public offering. Also within 30 days after the consummation of a initial public offering of stock, a portion of the notes payable, calculated as $1,060,000 less cash payments made to date, were due and payable in cash. Subsequent to December 31, 1996, upon the successful completion of the initial public offering, the Company converted $300,000 of the note payable into 40,000 common shares; paid cash of $635,000, and converted the remaining balance of the note payable, $300,000, into a term note payable. See
Note 19. A portion of the purchase price, $572,200, is contingent on Berkeley attaining certain pre-tax income amounts in 1996 and/or 1997. Based on Berkeley's 1996 pre-tax income, no portion of the $572,200 was earned; therefore no payment was made in that regard. The acquisition was accounted for as a purchase and results of operations of Berkeley are only included since the purchase date. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $2,220,000, which is being amortized over fifteen years, beginning in October 1996. Operating results for the Company for the years ended December 31, 1996 and 1995, on a pro forma basis as though Berkeley had been acquired as of January 1, 1995 and January 1, 1996, respectively, are shown below.

Also effective September 30, 1996, the Company purchased substantially all of the tangible and intangible assets, and assumed all of the liabilities, of Systems Automation. Systems Automation is a provider of advanced technical solutions to increase the efficiency of business processes, such as network and document management systems design, integration, implementation, maintenance and training, business process redesign, project management and advanced applications development. The total acquisition cost was $547,252 payable in cash and notes. Upon completion by the Company of the initial public offering, the remainder of the notes became due and payable in cash within 15 days of the consummation of such initial public offering. Subsequent to December 31, 1996, upon the successful completion of the initial public offering, the Company paid the balance owing. See Note 19. The acquisition was accounted for as a purchase and results of operations of Systems Automation are included since the purchase date. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,040,000, which is being amortized over ten years, beginning in October 1996. Operating results for the Company for the years ended December 31, 1996 and 1995, on a pro forma basis as though Systems Automation had been acquired as of January 1, 1995 and January 1, 1996, respectively, are shown below.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS -- (Continued)

The following sets forth the combined results for the Company, DataImage (see
Note 17), Berkeley and Systems Automation for the years ended December 31, 1996 and 1995, as if the business combinations occurred at January 1, 1996 and 1995, respectively.

                                                Year Ended         Year Ended
                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------

Net revenues..............................   $85,404,815          $68,095,483
Cost of revenues (Exclusive of items
shown separately below)...................    61,979,454           50,681,751
                                              ----------           ----------
Gross Profit..............................    23,425,361           17,413,732
Operating Expenses:
Selling, general and administrative.......    21,835,482           15,948,321
                                              ----------           ----------
Income from operations....................     1,589,879            1,465,411
Other expenses, net.......................       898,913              551,542
                                                 -------              -------

Net income before income tax expense
and minority interest.....................       690,966              913,869
Income tax expense........................       875,169              511,082
                                                 -------              -------
Income (loss) before minority interest
in net loss of consolidated subsidiary....      (184,203)             402,787
Minority interest in net loss of
consolidated subsidiary...................       888,000                7,057
                                                 -------                -----
Net Income................................      $703,797             $409,844
                                                ========             ========

Notes to pro-forma results of operations:

      (1) Interest expense adjusted due to (a) the conversion of DI stockholders notes payable to JIS common stock by ($49,219) for the year ended December 31, 1995 and ($3,581) for the year ended December 31, 1996, (b) incurring debt/notes payable in connection with the acquisition of Berkeley by $57,783 and $59,238 for the respective periods and (c) the conversion of the Company's convertible notes to common stock by ($50,000) for each of the respective periods.

      (2) Amortization expense recorded for goodwill created by the business combinations of Berkeley of $147,975 for the years ended December 31, 1996 and 1995, and Systems Automation of $103,957 for the years ended December 31, 1996 and 1995.

      (3) Adjustment to provide Federal and state income tax expense (benefit) attributable to income (loss) of Berkeley of $23,602 for the year ended December 31, 1995 and $67,425 for the year ended December 31, 1996, and Systems Automation of $3,409 and ($57,118) for the respective periods as well as the amortization of goodwill of ($100,773) for each of the respective periods, and interest expense of ($3,113) and ($2,262) for the respective periods recognized in (1) and (2) above, all at an effective tax rate of 40%.

         The interest expense adjustment (see (1)(b) and (1)(c) above) assumed the successful completion of the Company's initial public offering of stock as discussed in Note 1.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS -- (Continued)

Primary and fully diluted net income per share of common stock is calculated as follows:

                                              Year Ended          Year Ended
                                            December 31, 1996  December 31, 1995
                                            -----------------  -----------------

Net income .............................     $    703,797      $    409,844
7% cumulative dividend of Series A
preferred stock of consolidated
subsidiary .............................          (57,600)          (57,600)
                                             ------------      ------------
Net income per share attributable to
common shareholders ....................     $    646,197      $    352,244
                                             ============      ============
Weighted average number of shares ......       12,153,739        12,153,739
                                             ============      ============
Net income per share attributable to
common shareholders ....................     $       0.05      $       0.03
                                             ============      ============

Weighted average number of shares includes actual shares outstanding increased by the number of shares issued in respect to the conversion of Company convertible notes, the number of shares issued assuming the completion of the Company's initial public offering of stock, and the number of shares issued in conjunction with the Berkeley acquisition.

NOTE 5. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company, JTS and JIS under a $11,000,000 credit facility at December 31, 1996, of which $10,000,000 represents a line of credit and $1,000,000 represents a term loan (see Note 6). At December 31, 1996, this line of credit bore interest at the prime rate plus 1% per annum (9.25% at December 31, 1996) and maximum permitted borrowings thereunder was the lesser of $10,000,000 or 80% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, is personally guaranteed by certain shareholders and the wife of a shareholder, and is subject to certain financial covenants. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

At December 31, 1995, the Company was in violation and the Bank waived or reset as of December 31, 1995, the following financial covenants: effective net worth; total liabilities to effective net worth; total allowed capital expenditures by the Company; total allowed additional other liens besides the Bank; and reporting audited financial results to the Bank within 120 days after the end of the fiscal year.

Included in accounts payable and accrued expenses at December 31, 1996 and 1995 were approximately $1,858,000, and $1,338,000, respectively, of bank overdrafts.

Subsequent to December 31, 1996, upon completion of the initial public offering, the Company repaid all obligations related to its note payable, bank. In accordance with the line of credit agreement, the Company has the full amount available for future borrowing needs. In addition, the shareholder guarantees have been released, and future borrowings will bear interest at the bank's prime rate. See Note 19.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                         December 31,
                                                                                       1996       1995
                                                                                       ----       ----
Note payable, Restrictive Covenant; payable in monthly
installments of $13,194, including interest imputed at
8.0%, repaid in full in August 1996 (see Note 15) ..............................        $--   $376,759

Note payable, stock; payable in monthly payments of $2,039, including interest at 5.0%, repaid in full in August 1996
(see Note 15) ..................................................................         --     60,961

Capital lease obligations; payable in monthly installments currently aggregating
$6,319, including interest at various rates, through March 2000; the leases transfer ownership of certain office equipment to the Company at the end of the
respective lease terms .........................................................    162,626     59,207

Capital lease obligations; payable in monthly installments currently aggregating
$7,369, including interest at various rates, through December 1999; the leases transfer ownership of certain office equipment to the Company at the end of
the respective lease terms .....................................................    136,225    192,050

Equipment note payable; payable in monthly installments of $1,247, including interest at 8.85%, through December 1999;
collateralized by certain equipment ............................................     38,452     49,418

Equipment note payable; payable in monthly installments of $5,868, including interest at 8.5%, through March 2001; collateralized by certain equipment and
personally guaranteed by the Company's majority shareholder ....................    250,571         --

Note payable bank; payable in sixty monthly installments of $16,667, including interest at prime plus 1.5% through October 2001; collateralized by
substantially all the Company's assets (see Notes 5 and 19) ....................    950,000         --



                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6. LONG-TERM DEBT -- (Continued)

                                                                                              December 31,
                                                                                              ------------
                                                                                          1996           1995
                                                                                          ----           ----
Note payable, purchase of Berkeley; payable in various monthly installments plus interest at 8%, through August 2000; upon the Company's initial public offering subsequent to December 31, 1996, $300,000 was converted to an equivalent amount of common stock, $735,000 was paid, $300,000 will be payable over forty-four months and $572,200 (contingent upon Berkeley achieving certain income levels)
will be payable over thirty-six months (Notes 4 and 19) ........................     1,907,200             --

Note payable, purchase of certain assets and assumption of certain liabilities of Systems Automation; payable $100,000 plus accrued interest at 8% on January
2, 1997, plus thirty-six monthly payments of $11,665, including interest at 8%
commencing February 1, 1997; upon completion of the Company's initial public
offering, all remaining amounts were paid (Notes 4 and 19) .....................       472,252             --

Capital lease obligations; payable in various monthly installments including interest at various rates through July 1997; the leases transfer ownership of
certain computer equipment at the end of the respective lease terms ............         6,773             --

Related Parties

Martin E. Judge, Jr. (Founder, Chairman and Chief Executive
Officer of the Company), non-interest bearing, repaid in 1996 ..................            --         23,000

Michael A. Dunn (President of Permanent Placement
Business), payable in variable monthly installments plus
interest at prime plus 2%, repaid in 1996 ......................................            --         15,037
                                                                                   -----------    -----------
                                                                                     3,924,099        776,432
Less: current portion ..........................................................      (915,253)      (280,420)
                                                                                   -----------    -----------
Long-term portion ..............................................................   $ 3,008,846    $   496,012
                                                                                   ===========    ===========



                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6. LONG-TERM DEBT -- (Continued)

The following is a schedule of debt maturities, as of December 31, 1996:

                    Years Ending
                    December 31,                               Amount
                    ------------                               ------

1997 ...............................................         $  915,253
1998 ...............................................            945,465
1999 ...............................................          1,046,143
2000 ...............................................            786,154
2001 ...............................................            231,084
                                                             ----------
                                                             $3,924,099
                                                             ==========

Subsequent to December 31, 1996, certain long-term debt was repaid with a portion of the proceeds from the Company's initial public offering (see Notes 1 and 19).

Interest expense charged to operations was approximately $877,000, $670,000 and $427,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 7. ADVANCES FROM SHAREHOLDERS

JIS/JCC had advances from shareholders of $95,862 at December 31, 1996 and $139,906 at December 31, 1995. There are no formal repayment terms, however, interest is charged monthly at various rates (from prime plus 1% to a fixed rate of 12%). Interest expense related to these advances was approximately $15,000 in 1996 and $18,000 in 1995.

NOTE 8. CONVERTIBLE NOTES

In 1994, the Company received $500,000 from a group of investors in the form of 10% convertible senior subordinated promissory notes. The notes bear 10% interest per annum and mature in July 1997, are subject to certain financial covenants and are convertible into 526,000 common shares (split adjusted) upon the occurrence of certain events. The notes may be redeemed at any time, subject to certain contingent interest and other provisions. In addition, since the Company effected a successful initial public offering before July 31, 1997, the financial advisor who arranged such financing is entitled to a fee equal to 1% of the proceeds of the initial public offering (approximately $225,000). The notes are guaranteed by JTS, JESF and Judge, Inc. Effective through December 31, 1995 the Company was in violation of certain covenants, which were permanently waived by the note holders. The note holders waived the annual limit on capital expenditures, for all periods presented, the issuance of unsecured notes for the acquisitions described in Note 4, as of December 31, 1996, and the delivery of the annual audited financial statements within 120 days after year end for 1995. Subsequent to December 31, 1996, the notes were exchanged for 526,000 Company common shares, immediately prior to the Offering (see Note 19).

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9. SETTLEMENT OF PAYROLL TAX OBLIGATION

During 1994, the Company entered into an agreement with the Internal Revenue Service (the "IRS") regarding the payment of approximately $882,000 of past-due payroll taxes, relating principally to the second and third quarters of 1993, and related assessed interest.

The parties agreed to an extended repayment term requiring a $150,000 down payment and $22,000 per month beginning June 1994 until the total liability, which had been subordinated to the Company's bank, was paid in full. In connection with the past due payroll taxes, the Company was disputing certain related penalty and interest amounts. In July 1996, the Company entered into a settlement agreement with the IRS and the existing liability at that time, including penalty and interest, was paid in full.

NOTE 10. INCOME TAXES

In 1991, the Company filed a consolidated Federal income tax return with its wholly-owned subsidiaries. JTS and JCC were not included in the Company's consolidated Federal income tax return, as the Company owned less than 80% of each such Company's outstanding common shares at December 31, 1991. Under Internal Revenue regulations, JTS and JCC were not part of the consolidated group for tax purposes and filed their own Federal income tax returns. In 1992, JTS became a wholly-owned subsidiary of the Company, but continued to file its own Federal income tax returns. In 1995, JTS filed a consolidated tax return with its wholly-owned subsidiaries, JPS and JTNJ. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

The net deferred tax asset at December 31, 1996 and 1995 included the following:

                                                     1996               1995
                                                     ----               ----

Deferred tax asset.............................  $1,621,000        $1,175,000
Valuation allowance for deferred tax asset.....  (1,324,000)         (945,000)
                                                 -----------         ---------
Net deferred tax asset after valuation
allowance......................................    $297,000          $230,000
                                                   ========          ========

At December 31, 1996 and 1995, the net deferred tax assets of $297,000 and $230,000, respectively, were included in "prepaid income taxes and deferred taxes" in the accompanying consolidated balance sheets.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10. INCOME TAXES -- (Continued)

The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                       1996               1995
                                                       ----               ----

Net operating loss carryforwards................   $1,333,000          $952,000
Restrictive Covenant payments...................           --           101,000
Allowance for uncollectible accounts............      251,000            38,000
Other...........................................       37,000            84,000
                                                   ----------        ----------
                                                   $1,621,000        $1,175,000
                                                   ==========        ==========

Income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                           1996           1995           1994
                                        ---------      ---------      ---------
Current tax expense:
Federal ...........................     $ 863,313      $ 531,000      $ 520,400
State .............................       171,585        159,957        219,400
Deferred tax (benefit) ............       (67,000)      (103,000)       (60,000)
                                        ---------      ---------      ---------

Provision for income taxes ........     $ 967,898      $ 587,957      $ 679,800
                                        =========      =========      =========


The effective tax rate for all periods presented was higher than the applicable statutory tax rate, due to certain expenses that were not deductible for tax purposes, Federal and state provisions at the maximum rates for JTS and net operating losses for JCC/JIS, which is consolidated for financial reporting but not tax reporting purposes. A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:


                                                                   Year Ended
                                                                  December 31,
                                                                  ------------
                                                        1996         1995         1994
                                                     ---------    ---------    ---------
Tax at statutory rate (34%) ......................   $ 336,000    $ 363,000    $ 348,000
Effect of losses of subsidiary not consolidated
for tax purposes .................................     529,000       92,000      227,000
Non-deductible tax penalties and other permanent
differences ......................................      29,000       90,000           --
Other, primarily recognition of prior
year income tax over accruals ....................     (63,000)     (31,000)     (13,000)
State income taxes, net of Federal tax benefit ...     137,000      105,000      143,000
Federal income tax rate differentials due to
surtax exemptions ................................          --      (31,000)     (25,000)
                                                     ---------    ---------    ---------
                                                     $ 968,000    $ 588,000    $ 680,000
                                                     =========    =========    =========

As a result of operating losses, no provision for income taxes was required in all periods presented for JCC/JIS. For income tax reporting purposes, as of December 31, 1996, JIS had an unused operating loss carryforward of approximately $3,900,000, which may be applied against future taxable income of JIS, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2011.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 11. COMMITMENTS

The Company and its subsidiaries lease several office facilities under operating lease agreements that expire at various times through the year 2000. Rent expense was approximately $897,000, $557,000 and $394,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum annual future rental commitments, at December 31, 1996, exclusive of common area maintenance costs and utilities, are as follows:

                     Year Ending
                     December 31,                                       Amount
                     ------------                                       ------

1997 ...............................................                  $1,137,000
1998 ...............................................                   1,016,000
1999 ...............................................                     879,000
2000 ...............................................                     435,000
                                                                      ----------
                                                                      $3,467,000
                                                                      ==========

Effective January 1994, the Company became self-insured for workers compensation purposes and was liable for aggregate claims up to approximately $185,000 for calendar 1996, $78,000 for calendar 1995 and $116,000 for calendar 1994. In addition, the Company is responsible for certain fixed costs including underwriting, brokerage, reinsurance and administration costs.

The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $418,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

NOTE 12. RETIREMENT PLANS

The Company had various 401(k) retirement plans (the "Plans") covering substantially all employees. Employees may contribute a percentage of their pre-tax salary to the Plans. Company contributions to the Plans were at the discretion of the Board of Directors. The Company charged $-0-, $-0-, and $40,000 to operations related to the Plans in 1996, 1995, and 1994, respectively. Effective July 1, 1996, all the Plans were merged into one Plan. The new Plan has no Company contribution provision.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 13. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Deficit and Dividends

In accordance with the provisions of its line of credit, the Company is not permitted to declare or pay any cash dividends on its common stock (see Note 5).

Additional Paid-In Capital

During 1996, additional paid-in capital decreased due to the JCC/DI merger which was accounted for as a reverse acquisition (Notes 14 and 17).

Capital Structure

On September 4, 1996, the Company's Board of Directors voted to (i) modify the Company's capital structure to increase the number of authorized common shares to 50,000,000, (ii) adjust the par value per share from $.005 to $.01, (iii) authorize the issuance of 10,000,000 preferred shares with a par value of $.01 per share, (iv) authorize a 52.6 for 1.0 split of the outstanding common shares for shareholders of record on September 23, 1996, (v) authorize a change in the Company's name from "Judge, Inc." to "The Judge Group, Inc." and (vi) authorize the formation of a new subsidiary, Judge, Inc., and the contribution of substantially all the assets related to the Permanent Placement business to this new subsidiary.

Common Shares -- Warrants

During 1993, the Company issued to a financial advisor warrants to purchase 171,739 (split-adjusted) common shares of the Company. During September 1996, such warrants were exercised.

Stock Option Plan

On September 4, 1996, the Company adopted an Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 1,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant (Note 19).

NOTE 14. CAPITAL STRUCTURE OF JIS

Common Stock

In 1993, JCC issued to a financial advisor warrants to purchase common shares of JCC equal to 2% of its outstanding common shares at a purchase price of $.005 per share. JCC issued 211,327 common shares to the financial adviser in 1995 upon the exercise of these warrants.

Preferred Shares

During 1991, the capital structure of JCC was modified to authorize 10,000,000 $.10 par value preferred shares. During 1991, $100,000 of debentures and $266,577 of investor loans payable were converted to 1,000,000 and 2,665,770 preferred shares, respectively. Accrued interest of approximately $97,000 relating to these payables was contributed to capital.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 14. CAPITAL STRUCTURE OF JIS -- (Continued)

Preferred Shares -- (Continued)

The JCC preferred shares bore cumulative dividends at an annual rate of $.005 per share. Cumulative dividends in arrears at December 31, 1995 were approximately $74,000. No dividends were declared or paid in 1996, 1995, or 1994. In February 1996, the preferred shareholders waived receipt of all dividends due them. In February 1996, the preferred shareholders converted their preferred shares into JCC common shares on a one-to-one basis.

At December 31, 1995 and 1994 these preferred shares were eliminated in consolidation and were presented at no value in minority interest, due to the extent of JCC's shareholders' deficit at December 31, 1995 and 1994.

In February 1996, JCC's Board of Directors authorized new additional preferred shares, consisting of 1,125,000 $.01 par value Series A convertible preferred shares and 25,000, $1,000 stated value Series B preferred shares.

In February 1996, JCC raised approximately $1,097,000 ($888,000, net of costs) in a private offering of 822,628 Series A convertible preferred shares ("JCC Series A Preferred") at a purchase price per share of $1.33. The JCC Series A Preferred shares are convertible into JCC common shares at the holder's option, and conversion is mandatory at the time of a subsequent public offering of common shares by JCC in excess of $5 million. The JCC Series A Preferred shares carry a cumulative dividend of 7% per year (aggregating approximately $45,000 at December 31, 1996), and holders have a liquidation preference prior to the common shareholders and all other existing classes. At the effective time of the JCC/DI Merger, these preferred shares were converted into the same number of JIS Series A preferred shares ("JIS Series A Preferred") with essentially the same rights and privileges. In the event JIS does not complete a public offering by the eighth anniversary of the JCC/DI Merger, then JIS will have the right to redeem the outstanding JCC Series A preferred shares. See Note 17. At December 31, 1996, the JIS Series A Preferred stock is presented at $-0- as "minority interest" in the accompanying consolidated balance sheet. Approximately $888,000 of JIS losses have been allocated to this minority interest in the accompanying consolidated statements of operations for the year ended December 31, 1996.

In February 1996, and at the effective time of the JCC/DI Merger, advances from the Company to JCC in the aggregate of $1,520,000 were converted into 1,500 Series B preferred shares of JCC, which were immediately converted into the same number of shares of Series B preferred stock of JIS. The JIS Series B preferred stock carries a cumulative annual dividend of 10%, are not convertible, do not have a liquidation preference and are subject to mandatory redemption. These shares are eliminated in consolidation.

Subsequent to December 31, 1996 and concurrent with the successful completion of the initial public offering, the series A Preferred stock was converted into JIS common stock, then into Company common stock, in accordance with the merger agreement. The series B Preferred stock was canceled. See Note 19.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 15. STOCK REDEMPTION (JTS)

An employee of JTS (the "Minority Shareholder") acquired an aggregate of 400 common shares of JTS over a period of time ending in 1990. The aggregate purchase price for these shares was paid by the Minority Shareholder in the form of unsecured promissory notes. At December 31, 1991, the aggregate outstanding principal amount of these notes was $66,409.

On August 12, 1992, JTS redeemed the Minority Shareholder's shares for $266,000 (of which $40,000 was paid in cash, $59,405 represented debt forgiveness, and $126,595 was payable in 72 equal monthly installments). In connection with this redemption, JTS agreed to pay the Minority Shareholder $13,527 per month for six years ($950,000 in the aggregate). The restrictive covenant set forth in the agreement and the related liability were recorded at the net present value of the payments, at an assumed interest rate of 8% (or $752,539). During August 1996, JTS reached a settlement agreement with the minority shareholder. Accordingly, two outstanding notes were settled at less than face value, for $322,000, which resulted in a gain of approximately $27,000.

NOTE 16. STATEMENT OF CASH FLOWS

      Supplemental disclosure of non-cash investing and financing transactions:

During the year ended December 31, 1996, the Company entered into the following non-cash transactions:

o incurred long-term debt ($2,379,452) for certain business combinations (see Notes 4 and 6); and

o restructured $1,000,000 of the existing line of credit facility debt into long-term debt (see Notes 5 and 6).

During the years ended December 31, 1996 and 1995, the Company entered into certain financing arrangements for the purchase of property and equipment in the amounts of approximately $432,000 and $264,000, respectively.

Effective February 29, 1996, JCC and DI effected a Business Combination (see
Note 17) and effective September 1996, the Company, and Berkeley and Systems Automation effected business combinations (see Note 4):

Acquisition of Businesses:

                                                                    Systems
                                              DI       Berkeley    Automation
                                         ---------     --------    ----------
Inventories ..........................   $  39,101          $--    $  79,375
Accounts receivable ..................     104,127      455,124      144,756
Property and equipment, net ..........     150,034      167,876       56,706
Other assets .........................      10,780       51,110       34,314
                                         ---------    ---------    ---------
                                           304,042      674,110      315,151
                                         ---------    ---------    ---------
Accounts payable and accrued expenses      (82,087)    (254,685)    (307,398)
Debt obligations .....................          --     (206,005)    (196,193)
Due to the Company ...................    (100,000)          --           --
Deferred revenue and customer deposits    (362,037)    (172,079)    (315,118)
                                         ---------    ---------    ---------
                                          (544,124)    (632,769)    (818,709)
                                         ---------    ---------    ---------
Net assets acquired (liabilities
assumed) in business combination .....   ($240,082)   $  41,341    ($503,558)
                                         =========    =========    =========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 17. BUSINESS COMBINATION (THE JCC/DI MERGER)

On September 13, 1995, JCC and DI signed a Letter of Intent relating to the JCC/DI Merger. On December 1, 1995, JCC and DI executed the JCC/DI Merger Agreement, which was amended effective December 20, 1995 and February 26, 1996. The JCC/DI Merger was consummated effective February 29, 1996.

In the JCC/DI Merger, JCC was merged into DI. DI survived the merger and changed its name to JIS. JIS continued to be a public reporting company. In connection with the merger, the Certificate of Incorporation of JIS was amended to increase its authorized capital by 1,125,000 shares of $.01 value JIS Series A Preferred stock, 1,500 shares of $1,000 stated value Series B preferred stock (the "JIS Series B Preferred") and 3,873,500 shares of "blank check" preferred stock (for an aggregate of 5,000,000 shares of new preferred stock). The JIS Series A Preferred and JIS Series B Preferred stock have essentially the same rights and privileges as the JCC Series A Preferred shares and JCC Series B Preferred shares existing immediately prior to the merger.

In the JCC/DI Merger, each stockholder of DI received one share of JIS common stock for every 31.96 shares of DI common stock held thereby immediately prior to the merger, and each shareholder of JCC received one share of JIS common stock for every 2.83 common shares of JCC held thereby immediately prior to the merger. In addition, the JCC Series A Preferred shares and the JCC Series B Preferred shares outstanding prior to the JCC/DI Merger were converted into the same numbers of JIS Series A Preferred and JIS Series B Preferred shares, respectively.

The conversion ratios were calculated so that, after giving effect to certain reserved shares for issuance to employees following the merger and assuming the sale of the maximum of 1,125,000 JCC Series A Preferred shares offered in JCC's 1995 private offering (822,628 were actually sold) and the conversion of such maximum number of JCC Series A Preferred shares into JCC common shares, there would be approximately 5,000,000 shares of common stock of JIS outstanding immediately following the merger, of which holders of DI common stock immediately prior to the merger were to receive in the aggregate approximately 5% (approximately 250,000 shares) and the holders of JCC common shares and JCC Series A Preferred shares immediately prior to the merger were to receive in the aggregate approximately 95% (approximately 4,750,000 shares). The JCC Series B Preferred stock was not included in the foregoing percentage calculations.

The JCC/DI Merger was accounted for as a "reverse acquisition" whereby JCC, in substance, acquired DI, allocating the fair value of JCC shares exchanged over the relative fair value of assets and liabilities of DI (assumed to equal its book value) prior to the merger. No value was ascribed to DI's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. Accordingly, the historical financial statements included in the consolidation prior to the acquisition are those of the acquirer, JCC, and are those of DataImage, Inc. (which changed its name to Judge Imaging Systems, Inc. immediately after the JCC/DI merger) for the period subsequent to the merger.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 18. SEGMENT INFORMATION

The Company's operations cover three industry segments, the Contract and Permanent Placement segment (consisting of the Company's Contract Placement business and Permanent Placement business), the Imaging and Network Services segment, and the Information Technology Training segment. The information technology training segment was purchased effective September 30, 1996. The following represents financial information for each of the Company's reportable industry segments:



                                                 Year Ended December 31, 1996
                                                 ----------------------------
                                  Contract And   Imaging And     Information
                                   Permanent       Network       Technology
                                   Placement       Services       Training       Eliminations     Total
                                  ------------   ------------    ------------    -----------   ------------
Sales to unaffiliated customers   $ 67,605,373   $ 14,157,565    $    608,127    $        --   $ 82,371,065
Intersegment sales ............        289,198         56,692              --        345,890             --
                                  ------------   ------------    ------------    -----------   ------------

Total revenues ................   $ 67,894,571   $ 14,214,257    $    608,127        345,890   $ 82,371,065
                                  ============   ============    ============    ===========   ============
Income (loss) from
operations ....................   $  3,234,305   ($ 1,349,495)   ($    25,391)   $        --   $  1,859,419
                                  ============   ============    ============    ===========   ============
Net income (loss) .............   $  1,647,601   ($ 1,608,861)   ($    19,797)   ($  888,000)  $    906,943
                                  ============   ============    ============    ===========   ============
Depreciation and amortization .   $    461,937   $    125,522    $     20,789    $        --   $    608,248
                                  ============   ============    ============    ===========   ============
Identifiable assets ...........   $ 19,386,384   $  5,638,839    $    612,188    $ 3,668,403   $ 21,969,008
                                  ============   ============    ============    ===========   ============
Capital expenditures ..........   $    665,000   $    362,000    $     44,000    $        --   $  1,071,000
                                  ============   ============    ============    ===========   ============





                                              Year Ended December 31, 1995
                                              ----------------------------
                                  Contract And  Imaging And
                                   Permanent      Network
                                   Placement     Services     Eliminations      Total
                                 -----------   -----------    -------------  -----------
Sales to unaffiliated customers   $55,079,572   $ 8,219,781    $        --   $63,299,353
Intersegment sales ............            --       480,000        480,000            --
                                  -----------   -----------    -----------   -----------
Total revenues ................   $55,079,572   $ 8,699,781    $   480,000   $63,299,353
                                  ===========   ===========    ===========   ===========
Income (loss) from operations .   $ 1,810,035   ($   46,156)   $        --   $ 1,763,879
                                  ===========   ===========    ===========   ===========
Net income (loss) .............   $   751,041   ($  272,458)   ($    7,057)  $   485,640
                                  ===========   ===========    ===========   ===========
Depreciation and amortization .   $   384,419   $    37,194    $        --   $   421,613
                                  ===========   ===========    ===========   ===========
Identifiable assets ...........   $10,900,309   $ 2,530,930    $ 1,799,375   $11,631,864
                                  ===========   ===========    ===========   ===========
Capital expenditures ..........   $   474,100   $   163,207    $        --   $   637,307
                                  ===========   ===========    ===========   ===========



                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                             (FORMERLY JUDGE, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 18. SEGMENT INFORMATION -- (Continued)

                                                Year Ended December 31, 1994
                                                ----------------------------
                                  Contract And  Imaging And
                                   Permanent      Network
                                   Placement     Services      Eliminations     Total
                                  -----------   -----------    -----------   -----------
Sales to unaffiliated customers   $41,480,081   $ 3,773,336    $        --   $45,253,417
Intersegment sales ............            --       402,000        402,000            --
                                  -----------   -----------    -----------   -----------
Total revenues ................   $41,480,081   $ 4,175,336    $   402,000   $45,253,417
                                  ===========   ===========    ===========   ===========
Income (loss) from operations .   $ 1,956,082   ($  513,441)   $        --   $ 1,442,641
                                  ===========   ===========    ===========   ===========
Net income (loss) .............   $ 1,009,858   ($  666,607)   $        --   $   343,251
                                  ===========   ===========    ===========   ===========
Depreciation and amortization .   $   307,090   $    33,618    $        --   $   340,708
                                  ===========   ===========    ===========   ===========
Identifiable assets ...........   $ 8,655,125   $ 1,050,453    $ 1,688,239   $ 8,017,339
                                  ===========   ===========    ===========   ===========
Capital expenditures ..........   $   457,213   $    22,756    $        --   $   479,969
                                  ===========   ===========    ===========   ===========

         See Note 2 for summary of significant accounting policies.

Note 19. Subsequent Events

      Subsequent to December 31, 1996 the following occurred:

    1. The Company sold 3,000,000 common shares in an initial public offering at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. The Company incurred approximately $1,398,000 in costs related to the initial public offering, including approximately $225,000 in fees to a financial advisor who had arranged the sale of the Company's convertible debentures. (See Note 8).

    2. Immediately prior to the initial public offering the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares.

    3. Simultaneously with the completion of the initial public offering the Company issued approximately 1,190,000 common shares to the shareholders of JIS, and completed the merger of JIS into the Company as a wholly-owned subsidiary.

    4. The Company used approximately $10,822,000 of the proceeds from the initial public offering to satisfy the Note payable, Bank obligation. In accordance with the terms of the line of credit agreement the Company still has available the full amount of the line of credit; the guarantees of certain shareholders have been released; the interest rate on future borrowings will be at the Bank's prime rate. Certain financial and transactional covenants will be renegotiated.

    5. The Company issued 40,000 common shares in lieu of $300,000 of note payable Berkeley, paid approximately $635,000 in cash to the shareholders of Berkeley, and converted $300,000 to long term debt in accordance with the purchase agreement with Berkeley.

    6. The Company satisfied the Note payable, Systems Automation in the amount of approximately $372,000 (note 6).

    7. Approximately $790,000 in other notes payable, capital lease and other debt obligations were paid off by the Company (note 6).

    8. The Company received approximately $530,000 related to various notes receivable, officers, employees and related party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

INCORPORATION BY REFERENCE

         The information called for by Item 10 "Directors and Executive Officers of the Registrant", Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the company's definitive proxy statement for its 1997 Annual Meeting of Shareholders which definitive proxy statement is expected to be filed with the commission no later than 120 days after the end of the fiscal year to which this Report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

         1.  Consolidated Financial Statements:

                  Report of Independent Auditors                      25
                  Consolidated Statement of Operations                26
                  Consolidated Balance Sheets                         27
                  Consolidated Statements of Stockholders' Equity     28
                  Consolidated Statements of Cash Flows               29
                  Notes to Consolidated Financial Statements          30-49

         2.  Consolidated Financial Statement Schedules:

                  Included in Part IV of this report:

                           Schedule II - Valuation and Qualifying accounts and Reserves is omitted as such information is included in the Notes to the Consolidated Financial Statements.

                  Other Schedules are omitted because of the absence of conditions under which they are required.

         3.  Exhibits

         Exhibit
           No.             Description of Document
           ---             -----------------------

          1.1              Form of Underwriting Agreement.  Incorporated by reference to Exhibit
                           1.1 to the Registrants Form S-1 (File No. 333-13109) originally filed on October 1, 1996, as amended (the "Form S-1").

          2.1              Agreement and Plan of Merger, among the Company, Judge Acquisition,
                           Inc. and Judge Imaging Systems, Inc. Incorporated by reference to Exhibit
                           2.1 to the Registrant's Form S-4 (File No. 333-13753) originally filed on October 9, 1996, as amended.

         3.1               Amended and Restated Articles of Incorporation.  Incorporated by
                           reference to Exhibit 3.1 of the Form S-1.

         3.2               Bylaws.  Incorporated by reference to Exhibit 3.2 of the Form S-1.

         4.1               10% Convertible Senior Subordinated Note Purchase Agreement.
                           Incorporated by reference to Exhibit 4.1 of the Form S-1.

         4.2               Form of common stock certificate for Company Common Shares.
                           Incorporated by reference to Exhibit 4.2 of the Form S-1.

         4.3               Fourth Amended and Restated Loan and Security Agreement, dated
                           December 10, 1996, between the Company and PNC Bank, N.A.
                           Incorporated by reference to Exhibit 4.3 to the Form S-1.

         10.1              Lease of Two Bala Plaza, Bala Cynwyd, Pennsylvania, dated January 21,
                           1994, between The Prudential Insurance Company of America, as landlord, and Judge, Inc., as tenant.  Incorporated by reference to Exhibit
                           10.1 of the Form S-1.

         10.2              Stock Purchase Agreement by and among the Company, The Berkeley
                           Associates Corporation, Sandy Mayer and Gregory McCarthy, as
                           amended.  Incorporated by reference to Exhibit 10.2 of the Form S-1.

         10.3              Asset Purchase Agreement by and among the Company, Systems
                           Automation, Inc. and Edward Haskell.  Incorporated by reference to
                           Exhibit 10.3 of the Form S-1.

         10.4              1996 Incentive Stock Option and Non-Qualified Stock Option Plan for Key
                           Employees and Non-Employee Directors.  Incorporated by reference to
                           Exhibit 10.4 of the Form S-1.

         10.5              Professional Services Agreement between Merck & Co., Inc. and Judge
                           Technical Services, Inc.  Incorporated by reference to Exhibit 10.5 of the
                           Form S-1.

         10.6              Split-Dollar Agreement by and between Judge, Inc. and Dennis F. Judge,
                           Trustee of Irrevocable Agreement of Trust of Martin E. Judge, Jr.,
                           Settlor, Dated December 28, 1995.  Incorporated by reference to Exhibit
                           10.6 of the Form S-1.

         10.7              Split-Dollar Agreement by and between Judge, Inc. and Kathleen Dunn,
                           Trustee of the Irrevocable Agreement of Trust of Michael Dunn, Settlor,
                           date June 19, 1996.  Incorporated by reference to Exhibit 10.7 of the
                           Form S-1.

         10.8              Split-Dollar Agreement by and between Judge, Inc. and Ann L. Judge,
                           Trustee of the Irrevocable Agreement of Trust of
                           Martin E. Judge, Jr., Settlor, dated December 20,
                           1995. Incorporated by reference to Exhibit 10.8 of
                           the Form S-1.



         10.9              Split-Dollar Agreement by and between Judge, Inc. and D. Michael
                           Carmody, Trustee of the Irrevocable Agreement of Trust of Michael
                           Dunn, Settlor, dated June 19, 1996.  Incorporated by reference to Exhibit
                           10.9 of the Form S-1.

         10.10             Employment Agreement, by and between Judge Imaging Systems, Inc.
                           and Jeff Andrews.  Incorporated by reference to Exhibit 10.10 of the
                           Form S-1.

         11.1              Computation of Earnings Per Share.

         21.1              Subsidiaries of the Registrant.  Incorporated by reference to Exhibit 21.1 of the Form S-1.

         27.1              Financial Data Schedule.


         No reports were filed by the Registrant on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

Dated:  March 28, 1997                     THE JUDGE GROUP, INC.




By:  /s/ Jeffrey J. Andrews                By: /s/ Martin E. Judge, Jr.
    ------------------------------            ------------------------------
    Jeffrey J. Andrews                             Martin E. Judge, Jr.
    Chief Financial Officer                        Chairman of the Board
                                                   and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                           Date
---------                                       -----                           ----
 /s/ Martin E. Judge, Jr.              Chairman of the Board, Director     March 28, 1997
------------------------------------   and Chief Executive Officer
Martin E. Judge, Jr.
(Principal Executive Officer)

 /s/ Richard T. Furlano                Director and President              March 28, 1997
------------------------------------
Richard T. Furlano

 /s/ Michael A. Dunn                   Director and Executive              March 28, 1997
------------------------------------   Vice President
Michael A. Dunn