Form 10-Q
period 1997-03-31
JUDGE GROUP INC
filed 1997-05-21
CIK 1022893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark if registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

         As of May 13, 1997, 13,344,232 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                          INDEX TO FINANCIAL STATEMENTS


NUMBER                                                                   PAGE(s)
------                                                                   -------

                          PART I-FINANCIAL INFORMATION
                          ----------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996                              3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996                            4

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1997                         5

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DEFICIENCY) (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1996                                                                6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996                             7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     8 - 16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                       22

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               22 - 23

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                          March 31,      December 31,
                                                                                            1997             1996
                                                                                            ----             ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents......................................                         $ 8,517,872      $   105,069
Accounts receivable, net.......................................                          14,345,150       13,396,495
Inventories....................................................                             870,942          910,321
Prepaid income taxes and deferred taxes........................                             507,295          340,603
Notes receivable, officers, employees and
  related party................................................                                  --          577,287
Other..........................................................                             808,491        1,419,758
                                                                                        -----------      -----------
Total current assets...........................................                          25,049,750       16,749,533
                                                                                        -----------      -----------

PROPERTY AND EQUIPMENT
Furniture, office and computer equipment.......................                           3,803,170        3,606,124
Automotive equipment...........................................                              37,936           37,936
Leasehold improvements.........................................                              65,332           45,566
                                                                                        -----------      -----------
                                                                                          3,906,438        3,689,626
Less: accumulated depreciation and amortization................                           1,918,268        1,766,215
                                                                                        -----------      -----------

Net property and equipment.....................................                           1,988,170        1,923,411
                                                                                        -----------      -----------

OTHER ASSETS
Receivables, officers..........................................                              35,212               --
Deposits.......................................................                             121,386           99,844
Goodwill, net of accumulated amortization of $142,625,
1997 and $62,982, 1996.........................................                           5,515,767        3,196,220
                                                                                        -----------      -----------
Total other assets.............................................                           5,672,365        3,296,064
                                                                                        -----------      -----------

Total assets...................................................                         $32,710,285      $21,969,008
                                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt..............................                            $116,902         $915,253
Convertible notes..............................................                                  --          500,000
Accounts payable and accrued expenses..........................                           5,373,659        4,768,269
Payroll and sales taxes........................................                           1,149,941          727,118
Income taxes payable...........................................                                  --          126,538
Other notes payable............................................                                  --          195,477
Deferred revenue ..............................................                           1,558,908        1,168,334
Advances from shareholders.....................................                                  --           95,862
                                                                                        -----------      -----------
Total current liabilities......................................                           8,199,410        8,496,851
                                                                                        -----------      -----------

LONG-TERM LIABILITIES
Note payable, bank.............................................                                  --        9,210,795
Deferred rent obligation.......................................                             123,766          130,402
Debt obligations, net of current portion.......................                             875,373        3,008,846
                                                                                        -----------      -----------
Total long-term liabilities....................................                             999,139       12,350,043
                                                                                        -----------      -----------

MINORITY INTEREST..............................................                                  --               --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at March 31, 1997,
 13,347,969 shares issued and outstanding; December 31, 1996, 8,587,739 shares
 issued and outstanding........................................                             133,479           85,877
Preferred stock, $.01 par value,
 10,000,000 shares authorized..................................                                  --               --
Additional paid-in capital.....................................                          22,974,350          365,877
Retained earnings .............................................                             403,907          670,360
                                                                                        -----------      -----------
Total shareholders' equity.....................................                          23,511,736        1,122,114
                                                                                        -----------      -----------

Total liabilities and shareholders' equity.....................                         $32,710,285      $21,969,008
                                                                                        ===========     ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                     1997              1996
                                                     ----              ----

NET REVENUES ...............................     $ 23,478,403      $ 16,434,980
                                                 ------------      ------------

COSTS AND EXPENSES
Cost of sales (exclusive of items
shown separately below) ....................       17,385,388        12,528,047
Selling and operating ......................        4,230,054         2,653,916
General and administrative .................        1,981,962         1,398,107
                                                 ------------      ------------

Total costs and expenses ...................       23,597,404        16,580,070
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................         (119,001)         (145,090)

OTHER EXPENSE, NET .........................         (127,901)         (180,843)
                                                 ------------      ------------

LOSS BEFORE INCOME TAX EXPENSE
AND MINORITY INTEREST IN NET
LOSS OF CONSOLIDATED SUBSIDIARY ............         (246,902)         (325,933)

INCOME TAX EXPENSE .........................           19,551            16,500
                                                 ------------      ------------

LOSS BEFORE MINORITY INTEREST IN NET
LOSS OF CONSOLIDATED SUBSIDIARY ............         (266,453)         (342,433)

MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY ....................               --           (98,400)
                                                 ------------      ------------

NET LOSS ...................................     ($   266,453)     ($   244,033)
                                                 ============      ============

NET LOSS PER SHARE:

   PRIMARY .................................           ($0.02)           ($0.03)
                                                       ======            ======

   FULLY DILUTED ...........................           ($0.02)           ($0.03)
                                                       ======            ======

           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997




                                                         Common Stock            Additional
                                                         ------------             Paid-In       Retained
                                                      Shares       Amount         Capital       Earnings           Total
                                                      ------       ------         -------       --------           -----

Balance, December 31, 1996 ..................       8,587,739     $ 85,877     $    365,877     $ 670,360      $  1,122,114

Merger transactions (See Note 1) ............       1,194,230       11,942        2,416,498          --           2,428,440

Initial Public Offering
  (See Note 1) ..............................       3,000,000       30,000       19,397,635          --          19,427,635

Conversion of debentures ....................         526,000        5,260          494,740          --             500,000

Conversion of note payable
  (See Note 1) ..............................          40,000          400          299,600          --             300,000

Net loss ....................................            --           --               --        (266,453)         (266,453)
                                                  -----------     --------     ------------     ---------      ------------

Balance, March 31, 1997 .....................      13,347,969     $133,479     $ 22,974,350     $ 403,907      $ 23,511,736
                                                  ===========     ========     ============     =========      ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996




                                                           Common Stock               Additional        Retained
                                                           ------------                Paid-In          Earnings
                                                      Shares          Amount           Capital          (Deficit)           Total
                                                      ------          ------           -------          ---------           -----

Balance, December 31, 1995 .................          160,000        $     800        $ 626,848         ($236,583)        $ 391,065


Merger transactions (See Notes 3
  and 10) ..................................               --               --         (175,910)               --          (175,910)


Net loss ...................................               --               --               --          (244,033)         (244,033)
                                                    ---------        ---------        ---------         ---------         ---------

Balance, March 31, 1996 ....................          160,000        $     800        $ 450,938         ($480,616)        ($ 28,878)
                                                    =========        =========        =========         =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                          1997                               1996
                                                                          ----                               ----
OPERATING ACTIVITIES
Net loss for the period.........................................       ($266,453)                         ($244,033)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
  Depreciation..................................................         154,897                             67,243
  Amortization..................................................          79,643                             36,324
  Deferred rent.................................................          (6,636)                            (6,636)
  Provision for losses on accounts receivable...................          77,421                             99,000
  Stock compensation............................................          29,250
  Minority interest in net loss of consolidated
    subsidiary..................................................              --                            (98,400)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable...........................................      (1,026,077)                          (441,253)
  Inventories...................................................          39,379                           (755,754)
  Deposits......................................................         (21,542)                                --
  Prepaid income taxes..........................................          12,052                             51,727
  Other current assets..........................................         611,267                             53,639
Increase (decrease) in:
  Accounts payable and accrued expenses.........................         605,391                            699,263
  Payroll and sales taxes.......................................         422,823                            320,219
  Deferred revenue..............................................         390,574                            129,655
  Income taxes payable..........................................        (305,282)                          (184,569)
                                                                      ----------                         ----------

   Net cash provided by (used in) operating activities..........         796,707                           (273,575)
                                                                      ----------                         ----------

INVESTING ACTIVITIES
Purchases of property and equipment.............................        (219,656)                           (67,678)
(Increase) decrease in notes receivable, officers and
employees, net..................................................         542,075                            (39,504)
                                                                      ----------                         ----------
   Net cash provided by (used in) investing activities..........         322,419                           (107,182)
                                                                      ----------                         ----------

FINANCING ACTIVITIES
Cash acquired in business combination...........................              --                             13,786
Proceeds from (repayments of) notes payable, bank, net..........      (9,960,795)                           132,187
Proceeds of bank overdrafts.....................................              --                            137,034
Principal payments on long-term debt............................      (2,077,301)                          (141,069)
Proceeds from issuance of stock and exercise of warrants,
net.............................................................      19,427,635                                 --
Repayments from shareholders....................................         (95,862)                           (13,449)
Issuance of Series A Preferred Shares, net of costs.............              --                            888,000
                                                                      ----------                         ----------

    Net cash provided by financing activities...................       7,293,677                          1,016,489
                                                                      ----------                         ----------

INCREASE IN CASH AND CASH EQUIVALENTS...........................       8,412,803                            635,732
CASH AND CASH EQUIVALENTS, BEGINNING............................         105,069                             35,078
                                                                      ----------                         ----------

CASH AND CASH EQUIVALENTS, ENDING...............................      $8,517,872                         $  670,810
                                                                      ==========                         ==========

SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest........................................................      $  178,000                         $  181,000
                                                                      ==========                         ==========

Income taxes....................................................      $  294,000                         $  100,000
                                                                      ==========                         ==========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS

On September 4, 1996, a special meeting of the Board of Directors was held where Judge, Inc. changed its name to The Judge Group, Inc. (the "Company"), effected certain changes to its capital structure and authorized a stock split. See Note
9. The Company, a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Imaging and Network Services" business) and (iii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At March 31, 1997, the Company had offices in Bala Cynwyd, Pennsylvania; Hartford, Connecticut; Foxborough, Massachusetts; Wakefield, Massachusetts; Tampa, Florida; Moorestown and Edison, New Jersey and Alexandria, Virginia.

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

The IT Training business is comprised of the operations of The Berkeley Associates Corp. ("Berkeley"), a company acquired by the Company in September 1996 (see Note 3).

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

On September 4, 1996, The Boards of Directors of the Company and JIS approved the merger of JIS into a newly-formed, wholly-owned subsidiary of the Company (the "Merger"). The terms of the Merger called for the conversion of each share of JIS common stock (not already owned by the Company) and Series A preferred stock into $2.50 of value based on the public offering price of The Judge Group, Inc. common stock. Based upon the offering price of $7.50 per share, the Company issued 1,194,230 shares of The Judge Group, Inc. common stock to the shareholders of JIS at the closing of its initial public offering. In accordance with Accounting Principles Board Opinion No. 16 and related literature, the acquisition by the Company in the Merger of the majority of the shares of JIS, which were owned by the Company, Martin E. Judge, Jr. or other owners of the Company securities, was accounted for as a corporate reorganization of entities under common control, at historical cost, similar to pooling accounting. However, the acquisition by the Company in the Merger of the remaining JIS shares (the "Minority Shares") was accounted for in accordance with "purchase accounting" whereby the pro rata portion of JIS's assets and liabilities were recorded at their fair values. The excess of the value of the Company shares issued in exchange for the Minority Shares over the fair value of the net assets attributable to the minority interest was recorded as goodwill.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS -- (Continued)

The Imaging and Network Services business of the Company consisted of the operations of JCC prior to the JCC/DI Merger and JIS subsequent to the merger. See Notes 3 and 10. In addition, the Company purchased the net assets and liabilities of Systems Automation, Inc. ("Systems Automation") in September 1996 (see Note 3), a company that provides imaging and document management systems and services located in Wakefield, Massachusetts.

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933. Effective February 20, 1997 the Company successfully completed its initial public offering of common shares. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately prior to the initial public offering the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares. The Company issued 40,000 common shares in lieu of $300,000 of note payable to Berkeley, in accordance with the purchase agreement with Berkeley. In connection with the initial public offering, the Company incurred approximately $1,478,000 of accounting, legal, printing and other costs as of March 31, 1997 and such costs have been charged to additional paid in capital as a reduction of the proceeds from the initial public offering. As of December 31, 1996 approximately $1,017,000 of such costs were included in other current assets.

Unless the context indicates otherwise, references to the Company herein prior to February 29, 1996 include reference to its wholly-owned subsidiaries and JCC and such references subsequent to February 29, 1996 include reference to its wholly-owned subsidiaries and JIS.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1996 and notes thereto.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for the future interim periods or for the full year ended December 31, 1997.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Accounts Receivable and Accounts Payable

Accounts receivable at March 31, 1997 and December 31, 1996 were net of allowances for doubtful accounts of $693,000 and $661,000, respectively.

Included in accounts receivable was unbilled work-in-process of approximately $1,531,000 and $524,000 at March 31, 1997 and December 31, 1996, respectively.
Included in accounts payable and accrued expenses was approximately $1,026,000 and $283,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at March 31, 1997 and December 31, 1996, respectively.

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank and other short-term investments with original maturities of three months or less.

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years for Systems Automation and over fifteen years for JIS and Berkeley. The Systems Automation and Berkeley acquisitions were effective September 30, 1996 and the JIS acquisition was effective February 20, 1997 (See Note 3). Amortization of goodwill for the three months ended March 31, 1997 was approximately $80,000 and is included in general and administrative expense in the consolidated statement of operations.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" (the "Statement") which specifies new computation, presentation, and disclosure requirements for earning per share
(EPS) for entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect that the Statement is expected to have on the Company's computation and presentation of earnings per share.

Earnings Per Share

The number of shares used in the earnings per share calculation and convertible note share conversion (see Note 1) has been adjusted for the 52.6 for 1.0 stock split which occurred in September 1996.

Primary earnings per share amounts were computed based on the weighted average number of shares actually outstanding. The number of shares used in the computation were approximately 10,968,000 and 8,416,000 in 1997 and 1996, respectively.

Fully diluted earnings per share amounts for the quarters ending March 31, 1997 and 1996 were based on the weighted average number of shares calculated for primary earnings per share purposes. The assumed conversion of outstanding convertible notes (see Notes 1 and 7) has not been considered since the effect of such conversion would be anti-dilutive. The number of shares used in the .

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


computation were approximately 10,968,000 in 1997 and 8,416,000 in 1996

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS

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

The JCC/DI Merger was accounted for as a "reverse acquisition" whereby JCC, in substance, acquired DI, allocating the fair value of JCC shares exchanged over the relative fair value of assets and liabilities of DI (assumed to equal its book value) prior to the merger. No value was ascribed to DI's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. Accordingly, the historical financial statements included in the consolidation prior to the acquisition are those of the acquirer, JCC, and are those of JIS for the period subsequent to the merger. Operating results for the Company for the three months ended March 31, 1996, on a pro forma basis as though DataImage had been acquired as of January 1, 1996, are shown below.

Effective September 30, 1996, the Company purchased 100% of the issued and outstanding stock of Berkeley. Berkeley, founded in 1980, is a provider of IT training services to corporate, governmental and individual clients. The total acquisition cost was $2,232,200. As of March 31, 1997, $872,200 of the acquisition cost is still outstanding, of which $300,000 has been converted into a note payable. The remaining portion of the balance, or $572,200, is contingent on Berkeley attaining certain pre-tax income amounts in 1997. The acquisition was accounted for as a purchase and results of operations of Berkeley are included in the statement of operations for the three months ended March 31, 1997. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $2,220,000, which is being amortized over fifteen years, beginning in October 1996. Operating results for the Company for the three months ended March 31, 1996, on a pro forma basis as though Berkeley had been acquired as of January 1, 1996, are shown below.

Also effective September 30, 1996, the Company purchased substantially all of the tangible and intangible assets, and assumed all of the liabilities, of Systems Automation. Systems Automation is a provider of advanced technical solutions to increase the efficiency of business processes, such as network and document management systems design, integration, implementation, maintenance and training, business process redesign, project management and advanced applications development. The total acquisition cost was $547,252. The acquisition was accounted for as a purchase and results of operations of Systems Automation are included in the statement of operations for the three months ended March 31, 1997. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,040,000, which is being amortized over ten years, beginning in October 1996. Operating results for the Company for the three months ended March 31, 1996, on a pro forma basis as though Systems Automation had been acquired as of January 1, 1996, are shown below.

As described in Note 1, upon the successful completion of the Company's initial public offering in February 1997, JIS was merged into the Company.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS -- (Continued)


The following sets forth the combined results for the Company, DataImage, Berkeley, JIS and Systems Automation for the three months ended March 31, 1997 and 1996, as if the business combinations occurred at January 1, 1997 and 1996, respectively.

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                      1997             1996
                                                      ----             ----

Net revenues ...............................     $ 23,478,403      $ 17,411,813
Cost of revenues (exclusive of items
shown separately below) ....................       17,385,388        13,059,818
                                                 ------------      ------------

Gross Profit ...............................        6,093,015         4,351,995
Operating Expenses:
Selling, general and administrative ........        6,238,674         4,628,975
                                                 ------------      ------------

Loss from operations .......................         (145,659)         (276,980)
Other expenses, net ........................         (127,901)         (191,703)
                                                 ------------      ------------

Loss before income tax expense .............         (273,560)         (468,683)
Income tax expense (benefit) ...............            8,888           (29,999)
                                                 ------------      ------------

Net loss ...................................     ($   282,448)     ($   438,684)
                                                 ============      ============


Notes to pro-forma results of operations:

      (1) Interest expense for the three months ended March 31, 1996, adjusted due to (a) the conversion of DI stockholders notes payable to JIS common stock by ($3,581), (b) incurring debt/notes payable in connection with the acquisition of Berkeley by $16,853 and (c) the conversion of the Company's convertible notes to common stock by ($12,500).

      (2) Amortization expense recorded for goodwill created by the business combinations of Berkeley of $36,994 for the three months ended March 31, 1996, Systems Automation of $25,989 for the three months ended March 31, 1996, and JIS of $26,658 and $39,987 for the three month ended March 31, 1997 and 1996, respectively. Amortization expense for goodwill of Berkeley and Systems Automation is included in the statement of operations for the three months ended March 31, 1997.

      (3) Adjustment to provide Federal and state income tax expense (benefit) attributable to income (loss) of Berkeley of $33,097 for the three months ended March 31, 1996, and Systems Automation of ($38,100) for the same period as well as the amortization of goodwill of ($41,188) for the same period, and interest expense of ($308) for the same period recognized in
      (1) and (2) above, all at an effective tax rate of 40%.

      (4) Adjustment to record merger of JIS into a wholly-owned subsidiary of the Company as though it occurred at the beginning of the pro forma periods presented. The adjustment represents the elimination of the minority interest ($98,400) for the three months ended March 31, 1996.

         The interest expense adjustment (see (1)(b) and (1)(c) above) assumed the successful completion of the Company's initial public offering of stock as discussed in Note 1.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS -- (Continued)

Primary and fully diluted net income per share of common stock is calculated as follows:

                                                       Three Months Ended
                                                            March 31,
                                                            ---------

                                                     1997              1996
                                                     ----              ----

Net loss attributable to
common shareholders .......................      ($  282,448)      ($   438,684)
                                                 ===========       ============

Weighted average number of shares .........       13,347,969         13,347,969
                                                 ===========       ============

Net loss per share attributable to
common shareholders .......................      ($     0.02)      ($      0.03)
                                                 ===========       ============


Weighted average number of shares includes actual shares outstanding increased by the number of shares issued in respect to the conversion of Company convertible debentures, the number of shares issued in the Company's initial public offering, the number of shares issued in the JIS merger, and the number of shares issued in conjunction with the Berkeley acquisition.

NOTE 4. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company, JTS and JIS under a $11,000,000 credit facility, of which $10,000,000 represents a line of credit and $1,000,000 represents a term loan. At December 31, 1996, the line of credit bore interest at the prime rate plus 1% per annum. Maximum permitted borrowings thereunder is the lesser of $10,000,000 or 80% of qualified accounts receivable, as defined in the line of credit agreement. Upon completion of the initial public offering, in February 1997, the Company repaid all obligations related to its note payable, bank. In accordance with the line of credit agreement, the Company has the full amount available for future borrowing needs. In addition, the shareholder guarantees have been released, and future borrowings will bear interest at the bank's prime rate.

Included in accounts payable and accrued expenses at March 31, 1997 and December 31, 1996 were approximately $1,858,000, and $1,858,000 respectively, of bank overdrafts.

Interest expense charged to operations was approximately $178,000 and $181,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 5. LONG-TERM DEBT

With a portion of the proceeds from the initial public offering, the Company paid off a significant amount of its long-term debt.


NOTE 6. ADVANCES FROM SHAREHOLDERS

JIS/JCC had advances from shareholders of $95,862 at December 31, 1996 all of which was repaid with a portion of the proceeds from the Company's initial public offering. Interest expense related to these advances was approximately $4,400 in the three months ended March 31, 1996 and $1,800 in the same period in 1997.

NOTE 7. CONVERTIBLE NOTES

In 1994, the Company received $500,000 from a group of investors in the form of 10% convertible

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


senior subordinated promissory notes. The notes bear 10% interest per annum and were scheduled to mature in July 1997. In accordance with the note purchase agreement, since the Company effected a successful initial public offering before July 31, 1997, the financial advisor who arranged such financing was paid a fee equal to 1% of the proceeds of the initial public offering (approximately $225,000)in February 1997. The notes were exchanged for 526,000 Company common shares, immediately prior to the Offering (see Note 1).


NOTE 8. INCOME TAXES

The Company files a consolidated Federal income tax return with most of its wholly-owned subsidiaries. JTS and JCC/JIS are not included in the Company's consolidated Federal income tax return, as the Company previously owned less than 80% of each such Company's outstanding common shares. Under Internal Revenue regulations, JTS and JCC/JIS are not part of the consolidated group for tax purposes and file their own Federal income tax returns. Although JTS subsequently became a wholly-owned subsidiary of the Company, it has continued to file its own Federal income tax returns. JTS files a consolidated tax return with its wholly-owned subsidiaries, JPS and JTNJ. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.


In accordance with APB 28 (Interim Financial Reporting) income taxes are calculated at the estimated effective annual (federal and state) rates of approximately 40% for the three months ended March 31, 1997 and 1996.


The effective tax rate for 1997 and 1996 is higher than the applicable statutory tax rate of 34% due primarily to net operating losses for JCC/JIS, a company consolidated for financial reporting but not tax reporting purposes.


For income tax reporting purposes, as of December 31, 1996, JIS had an unused operating loss carryforward of approximately $3,900,000, which may be applied against future taxable income of JIS, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2011.

NOTE 9. SHAREHOLDERS' EQUITY

Deficit and Dividends

In accordance with the provisions of its line of credit, the Company is not permitted to declare or pay any cash dividends on its common stock (see Note 4).

Additional Paid-In Capital

During 1996, additional paid-in capital decreased due to the JCC/DI merger which was accounted for as a reverse acquisition (Notes 1 and 3).

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Stock Option Plan

On September 4, 1996, the Company adopted an Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 1,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant. Simultaneous with the completion of the initial public offering, options to purchase a total of 593,000 common shares were granted at the initial public offering price of $7.50 per common share.

NOTE 10. CAPITAL STRUCTURE OF JCC/JIS

The JCC preferred shares (which eliminated in consolidation) bore cumulative dividends at an annual rate of $.005 per share. No dividends were declared or paid in 1996. In February 1996, the preferred shareholders waived receipt of all dividends due them. In February 1996, the preferred shareholders converted their preferred shares into JCC common shares on a one-to-one basis.

In February 1996, JCC's Board of Directors authorized new additional preferred shares, consisting of 1,125,000 $.01 par value Series A convertible preferred shares and 25,000, $1,000 stated value Series B preferred shares.

In February 1996, JCC raised approximately $1,097,000 ($888,000, net of costs) in a private offering of 822,628 Series A convertible preferred shares ("JCC Series A Preferred") at a purchase price per share of $1.33. At the effective time of the JCC/DI Merger, these preferred shares were converted into the same number of JIS Series A preferred shares ("JIS Series A Preferred"). The JIS Series A Preferred shares carry a cumulative dividend of 7% per year (aggregating approximately $45,000 at December 31, 1996). In conjunction with the Company's initial public offering, these preferred shares were converted into common shares in February 1997 (see Notes 1 and 3). At December 31, 1996, the JIS Series A Preferred stock is presented at $-0- as "minority interest" in the accompanying consolidated balance sheet. Approximately $98,400 of JIS losses have been allocated to this minority interest in the accompanying consolidated statement of operations for the three months ended March 31, 1996.

NOTE 11. STATEMENT OF CASH FLOWS

      Supplemental disclosure of non-cash investing and financing transactions:

During the three months ended March 31, 1997, the Company entered into the following non-cash transactions:

o     incurred goodwill of $2,399,190 in the business combination with JIS;

o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;

o converted $500,000 of convertible debentures into 526,000 shares of common stock.

During the three months ended March 31, 1996, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $62,000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   THREE MONTHS ENDED MARCH 31, 1997, AND 1996

NOTE 11. STATEMENT OF CASH FLOWS (Continued)

Effective February 29, 1996, JCC and DI effected a Business Combination (see
Note 3):

    Acquisition of Businesses:


                                                          DI
                                                          --

Inventories.....................................       $ 39,101
Accounts receivable.............................        104,127
Property and equipment, net.....................        150,034
Other assets....................................         10,780
                                                       --------

                                                        304,042
                                                       --------

Accounts payable and accrued expenses...........        (82,087)
Debt obligations................................            --
Due to the Company..............................       (100,000)
Deferred revenue and customer deposits.                (362,037)
                                                       --------

                                                       (544,124)
                                                       --------

Net assets acquired (liabilities
assumed) in business combination................      ($240,082)
                                                      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

         The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report.

OVERVIEW

         Effective February 14, 1997 the Company successfully completed it's initial public offering of common shares (the "Offering"). The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Simultaneous with the closing of the Offering, the Company acquired the remaining outstanding shares of Judge Imaging Systems, Inc. ("JIS") not already held by the Company and merged JIS into a wholly-owned subsidiary of the Company. In addition, simultaneous with the Offering, the holders of an aggregate of $500,000 principal amount of debt converted their notes into 526,000 common shares of the Company.

         With a portion of the proceeds, the Company paid off a significant amount of its debt. See "Liquidity and Capital Resources" for further information. The Company intends to use the remaining proceeds for working capital and general corporate purposes, including establishment of a corporate level sales force and for future acquisitions.

         During the first quarter of 1997, the Company undertook certain changes to reduce overhead costs in its Imaging and Network Services business, primarily the reduction of administrative, production and sales personnel and closing its Tampa, Florida operations. These reductions were made because sales growth expected in the first quarter of 1997 did not materialize. Even if it increases sales, however, there can be no assurance that the Imaging and Network Services business will achieve a pricing and cost structure that will generate profits. While the Company believes that the Imaging and Network Services business will ultimately achieve profitability, it cannot predict the timing of such profitability, should it occur at all, and expects to continue to incur operating losses in this business at least through the third fiscal quarter of 1997.

         The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of consolidated net revenues, for the periods indicated.

                                             THREE MONTHS ENDED MARCH 31,

(Dollars in Thousands)                         1997                 1996
                                       -------------------- -------------------

Net Revenues:

  Permanent Placement                    $1,930      8.2%     $1,073      6.5%

  Contract Placement                     17,836     76.0      12,893     78.5

  Imaging and Network Services            3,104     13.2       2,469     15.0

  IT Training                               608      2.6          --       --
                                        -------    -----     -------    -----

Consolidated Net Revenues               $23,478    100.0%    $16,435    100.0%
                                        =======    =====     =======    =====

Income (loss ) From Operations:

  Permanent Placement                   $   298      1.3%    $    38      0.2%

  Contract Placement                      1,159      4.9         412      2.5

  Imaging and Network Services             (908)    (3.9)       (249)    (1.5)

  IT Training                              (104)    (0.4)         --       --

  Corporate Overhead Expense               (564)    (2.4)       (346)    (2.1)
                                        -------    -----     -------    -----

Consolidated Loss From Operations         ($119)    (0.5%)     ($145)    (0.9%)
                                        =======    =====     =======    =====

         Included in corporate overhead expense are salaries, benefits and related costs for the Company's founder and chief executive officer, Martin E. Judge, Jr., and for corporate level financial, human resources, management information systems and marketing personnel. The number of personnel included in corporate overhead for the first quarter of 1997 increased to 19, compared to 16 for the first quarter of 1996. In addition, the amortization of goodwill related to the two acquisitions and the JIS merger is included in corporate overhead expense. The charge for goodwill for the first quarter of 1997 was $79,600. There was no charge for goodwill for the first quarter of 1996. Founder's compensation of $137,500 and $198,100 is included in corporate overhead for the first quarter of 1997 and 1996, respectively.

         RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                    THREE MONTHS ENDED MARCH 31,

                                                           1997       1996
                                                           ----       ----

Net Revenues                                               100.0%    100.0%

Cost of Sales (exclusive of items shown separately          74.1      76.2
below)

Selling and Operating                                       18.0      16.2

General and Administrative                                   8.4       8.5
                                                           -----     -----

Total Costs and Expenses                                   100.5     100.9

Loss From Operations                                        (0.5)     (0.9)

Interest Expense and Other, Net                              0.5       1.1
                                                           -----     -----

Loss Before Income Taxes                                   (1.0%)    (2.0%)
                                                           =====     =====

         Net Revenues. Consolidated net revenues increased by 42.9%, or $7.0 million, for the three months ended March 31, 1997 compared to the prior year period. Revenue for the Contract Placement business increased by 38.3%, or $4.9 million, for the three months ended March 31, 1997, compared to the prior year period. Contract Placement revenues for all its locations increased primarily due to increased marketing efforts, and in particular, revenues contributed by the Edison, New Jersey office of $1.4 million, or 8.0% of that business' total revenues, in the first quarter of 1997, compared to $771,000, or 6.0%, in the prior year period. For the first quarter of 1997, the average Contract Placement billing rate increased by 20.2% compared to the prior year period. Revenue for the Permanent Placement business increased by 79.9%, or $857,000, for the three months ended March 31, 1997, compared to the prior year period. Contributing to this increase was an increase in the number of placements made between December 1, 1996 and February 28, 1997, compared to placements made in prior year period, which produced additional revenue in the amount of $246,000. The revenue increase in the Permanent Placement business was also attributable to an increase in the average placement fee. For the first quarter of 1997, the average placement fee received by the Permanent Placement business increased by 6.0%. The revenue increases experienced by both the Contract and Permanent Placement businesses reflects the current strong market demand for these services. Revenue for the Imaging and Network Services business increased by 25.7%, or $635,000, for the three months ended March 31, 1997 compared to the prior year period. This increase in revenues was attributable to an increase in sales of imaging and document management systems and services. Also contributing to this increase was revenue of approximately $291,000 from the imaging business acquired in September 1996. The IT Training business, acquired in September 1996, generated net revenues of $608,000 for the quarter ended March 31, 1997.

         Cost of Sales. Consolidated cost of sales increased by 38.8%, or $4.9 million, for the three months ended March 31, 1997 compared to the prior year period. Overall cost of sales as a percentage of consolidated net revenues decreased to 74.1% from 76.2%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 79.6% from 80.4%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. Also contributing to the decrease in cost of sales were the average profit margins obtained by the metropolitan Boston office where average profit margins increased by approximately two percentage points during the first quarter of 1997 compared to the prior year period, and the increase in average profit margin achieved by the Contract Placement's National Division of approximately 2.6 percentage points during the first quarter of 1997 compared to the prior year period. The decline in overall cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Imaging and Network Services business, however, cost of sales as a percentage of its revenue increased to 81.2% from 79.6%, primarily as a result of an increase in technical personnel hired in the third and fourth quarter of 1996 to service the anticipated increase in imaging and document management revenues. The IT Training business, acquired in September 1996, also contributed an additional $566,000 in cost of sales, representing 92.2% of that business' revenues.

         Selling and Operating. Consolidated selling and operating expenses increased by 59.4%, or $1.6 million, for the three months ended March 31, 1997 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the three months ended March 31, 1997 increased to 18.0% from 16.2% in the prior year period, due primarily to a 71.1%, or $1.3 million, increase in payroll costs associated with the Company's hiring of sales and marketing personnel in all of its businesses that occurred throughout 1996, and the addition of sales personnel resulting from the acquisition of two Imaging and Network Services businesses.

         General and Administrative. Consolidated general and administrative expenses increased 41.8%, or $584,000, for the three months ended March 31, 1997 compared to the prior year period. Contributing to this increase was an increase of $269,000 in the Imaging and Network Services business, primarily consisting of an increase in payroll costs associated with the hiring of additional personnel in the second, third and fourth quarters of 1996. Expansion of the Company's corporate staff, specifically the hiring of additional management information systems, accounting and human resources personnel in 1996, in addition to the amortization of goodwill related to the acquisitions, increased corporate overhead costs by $218,000 in the first quarter of 1997 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues decreased slightly to 8.4% for the three months ended March 31, 1997 from 8.5% for the prior year period.

         Interest. Interest expense was $178,000 and $181,000 for the three months ended March 31, 1997 and the prior year period, respectively. Interest Income was $51,000 and $0 for the three months ended March 31, 1997 and the prior year period, respectively. This increase is directly attributable to the interest earned on the unused portion of the proceeds of the Offering.

INCOME TAXES

         The effective tax rates for the three months ended March 31, 1997 and 1996 are higher than the applicable statutory tax rate of 34%, primarily due to net operating losses for the Imaging and Network Services business, which are consolidated for financial but not for tax reporting purposes for the period of January 1, 1997 through February 20, 1997. However, since the Company's merger with JIS (which includes the Imaging and Network Services business) on February 20, 1997, this business unit will now be consolidated for tax purposes and any future losses generated by the Imaging and Network Services business may be used in the calculation of income tax expense or benefit. If the Imaging and Network Services business is able to achieve profitability, it will be able to utilize approximately $3.9 million in federal operating loss carryforwards, which will expire between 2002 and 2011.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In the three months ended March 31, 1997, however, the funds available for working capital purposes increased substantially as a direct result of the receipt of the proceeds from its Offering. The Company will now use the proceeds from the Offering to fund its working capital needs.

         During the first quarter of 1997, the Company successfully completed its Offering of common shares. From the proceeds of $20,906,000 (net of underwriting discounts and commission) the Company paid approximately $1,478,000 of accounting, legal, financial advisory, printing and other costs associated with the Offering. The Company paid off its note payable due to the bank in the amount of $10.0 million and other long term debt of $2.1 million, which includes payments related to the notes payable for the two acquisitions. Immediately prior to the Offering, the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares. The Company also issued 40,000 common shares in lieu of a $300,000 note payable to the sellers of its IT training unit, in accordance with the purchase agreement for that business.

         The Company has available a bank line of credit consisting of an $11.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (successor to Midlantic Bank, NA). The Line of Credit expires on May 31, 1998 and carries interest at the prime rate. This facility allows the Company to borrow the lesser of 80% of eligible receivables, or $11.0 million. As of March 31, 1997 the Company has no borrowings against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares.

         The Company generated cash from operations of $797,000 for the three months ended March 31, 1997 as compared to a use of cash of $274,000 for the same period last year. This result is attributable to several factors, but is primarily attributable to decreased inventory purchases. The Company has also increased controls on credit and collections since December 31, 1996 which has resulted in a decrease in days outstanding from approximately 59 days at December 31, 1996 to 55 days at March 31, 1997. While the Company will continue to strive to improve the credit and collection process, there can be no assurance that the Company will be able to maintain or improve its current credit and collection practices.

         Cash purchases of fixed assets for the three months ended March 31, 1997 and 1996 were $220,000 and $68,000. During the first quarter of 1997 the Company also received repayment of its loans to officers and to Judge Financial Group in the aggregate amount of $542,000.

         The Company typically maintains minimal cash balances, however the proceeds from the Company's Offering has currently increased it's cash and cash equivalents as of March 31, 1997 to $8.5 million from approximately $105,000 at December 31, 1996, most of which is invested in short-term, investment grade securities. Cash as of March 31, 1996 was $671,000.

         The Company anticipates that its primary uses of capital in future periods will be for acquisitions, funding of increases in accounts receivable and the development of its corporate level sales force. The Company believes that the proceeds from the Offering and borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

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

         History of Operating Losses in Imaging and Network Services Business. The Company's Imaging and Network Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $900,000 for the quarter ended March 31, 1997, and at March 31, 1997 had an accumulated deficit of $4.9 million. The losses have resulted from high marketing and general and administrative costs associated with building the division's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, the opening and closing of a new office, and the costs associated with the acquisition and integration of two imaging and document management companies. The Company is currently focusing on achieving profitability in its Imaging and Network Services business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Imaging and Network Services business will achieve a pricing and cost structure that will generate profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Imaging and Network Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Imaging and Network Services business is unable to achieve profitability, it will not realize the federal tax benefit of its $3.9 million operating loss carryforward which will expire between 2002 and 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                     PART II
                                     -------


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.


Exhibit
  No.    Description of Document
-------  -----------------------

  2.1 Agreement and Plan of Merger, among the Company, Judge Acquisition, Inc. and Judge Imaging Systems, Inc. Incorporate by reference to
         Exhibit 2.1 to the Registrant's Form S-4 (File No. 333-13753) originally filed on October 9, 1996, as amended.

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

 11.1    Statement re Computation of Earnings Per Share.

 27.1    Financial Data Schedule.


         No reports were filed by the Registrant on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,



Dated:  May 15, 1997

                           THE JUDGE GROUP, INC.


By: /s/ Jeffrey J. Andrews                      By: /s/ Martin E. Judge, Jr.
    ----------------------                      ---------------------------
    Jeffrey J. Andrews                              Martin E. Judge, Jr.
    Chief Financial Officer                         Chairman of the Board
                                                    and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

11.1              Statement re Computation of Earnings Per Share.

27.1              Financial Data Schedule.