Form 10-Q
period 1997-06-30
JUDGE GROUP INC
filed 1997-08-14
CIK 1022893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
         __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                         23-1726661
 (State or other jurisdiction of                             (IRS Employer
  Incorporation or Organization)                           Identification No.)

                            TWO BALA PLAZA, SUITE 405
                         BALA CYNWYD, PENNSYLVANIA 19004
          (Address of principal executive offices, including zip code)

                                 (610) 667-7700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark if registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

     As of August 13, 1997, approximately 13,344,239 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                          INDEX TO FINANCIAL STATEMENTS


                          PART I FINANCIAL INFORMATION

                                                                        PAGE(s)
                                                                        -------
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF                                  3
JUNE 30, 1997 AND DECEMBER 31, 1996

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 1997 AND 1996                                      4


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE                      5
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE             6
SIX MONTHS ENDED JUNE 30, 1997

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                      7
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      8-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     17-22
AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         22


                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   22

          THE JUDGE GROUP, INC. AND SUBSIDIARIES (FORMERLY JUDGE, INC.) CONDENSED CONSOLIDATED BALANCE SHEETS, JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                       June 30,        December 31,
                                                                         1997              1996
                                                                     -----------       ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...................................        $ 8,044,644        $   105,069
Accounts receivable, net ....................................         16,284,015         13,396,495
Inventories .................................................            557,232            910,321
Prepaid income taxes and deferred taxes .....................            329,501            340,603
Notes receivable, officers, employees and related party .....               --              577,287
Other .......................................................            901,562          1,419,758
                                                                     -----------        -----------
Total current assets ........................................         26,116,954         16,749,533
                                                                     -----------        -----------

PROPERTY AND EQUIPMENT
Property and equipment ......................................          4,390,969          3,689,626
Less:  accumulated depreciation and amortization ............          2,065,892          1,766,215
                                                                     -----------        -----------

Net property and equipment ..................................          2,325,077          1,923,411
                                                                     -----------        -----------

OTHER ASSETS
Goodwill, net of accumulated amortization of $245,594, 1997
and $62,982, 1996 ...........................................          5,412,798          3,196,220
Other .......................................................            176,774             99,844
                                                                     -----------        -----------
Total other assets ..........................................          5,589,572          3,296,064
                                                                     -----------        -----------

Total assets ................................................        $34,031,603        $21,969,008
                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt ...........................        $   115,158        $   915,253
Convertible notes ...........................................               --              500,000
Accounts payable and accrued expenses .......................          6,672,889          4,768,269
Payroll and sales taxes .....................................            522,708            727,118
Income taxes payable ........................................             36,560            126,538
Other notes payable .........................................               --              195,477
Deferred revenue ............................................          1,491,070          1,168,334
Advances from shareholders ..................................               --               95,862
                                                                     -----------        -----------
Total current liabilities ...................................          8,838,385          8,496,851
                                                                     -----------        -----------

LONG-TERM LIABILITIES
Note payable, bank ..........................................               --            9,210,795
Deferred rent obligation ....................................            120,385            130,402
Debt obligations, net of current portion ....................            840,874          3,008,846
                                                                     -----------        -----------
Total long-term liabilities .................................            961,259         12,350,043
                                                                     -----------        -----------

MINORITY INTEREST ...........................................               --                 --
                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized;
   at June 30, 1997, 13,347,969 shares issued and
   outstanding; at December 31, 1996, 8,587,739 shares
   issued and outstanding ...................................            133,479             85,877
Preferred stock, $.01 par value, 10,000,000 shares
   authorized ...............................................               --                 --
Additional paid-in capital ..................................         22,786,706            365,877
Retained earnings ...........................................          1,311,774            670,360
                                                                     -----------        -----------
Total shareholders' equity ..................................         24,231,959          1,122,114
                                                                     -----------        -----------

Total liabilities and shareholders' equity ..................        $34,031,603        $21,969,008
                                                                     ===========        ===========

            See Notes to Condensed Consolidated Financial Statements

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                     1997                 1996
                                                                  -----------          -----------
NET REVENUES ............................................         $49,540,975          $37,327,166
                                                                  -----------          -----------

COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)          36,121,686           27,587,582
Selling and operating ...................................           8,130,780            6,363,990
General and administrative ..............................           3,920,368            2,848,111
                                                                  -----------          -----------
Total costs and expenses ................................          48,172,834           36,799,683
                                                                  -----------          -----------

INCOME FROM OPERATIONS ..................................           1,368,141              527,483

OTHER EXPENSES, NET .....................................             (52,644)            (371,439)
                                                                  -----------          -----------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY .........           1,315,497              156,044

INCOME TAX EXPENSE ......................................             674,083              203,500
                                                                  -----------          -----------

INCOME (LOSS) BEFORE MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY .................................             641,414              (47,456)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
SUBSIDIARY  .............................................                --                229,000
                                                                  -----------          -----------
NET INCOME ..............................................         $   641,414          $   181,544
                                                                  ===========          ===========

NET INCOME PER SHARE

         PRIMARY ........................................         $      0.05          $      0.02
                                                                  ===========          ===========

         FULLY DILUTED ..................................         $      0.05          $      0.02
                                                                  ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                            1997            1996
                                                                        -----------     -----------
NET REVENUES .......................................................    $26,062,572     $20,892,186
                                                                        -----------     -----------

COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below) ..........     18,736,298      15,059,535
Selling and operating ..............................................      3,900,726       3,710,074
General and administrative .........................................      1,938,406       1,450,004
                                                                        -----------     -----------

Total costs and expenses ...........................................     24,575,430      20,219,613
                                                                        -----------     -----------

INCOME FROM OPERATIONS .............................................      1,487,142         672,573

OTHER INCOME (EXPENSES), NET .......................................         75,257        (190,596)
                                                                        -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY ....................      1,562,399         481,977

INCOME TAX EXPENSE .................................................        654,532         187,000
                                                                        -----------     -----------

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY ............................................        907,867         294,977

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY ...........           --           130,600
                                                                        -----------     -----------

NET INCOME .........................................................    $   907,867     $   425,577
                                                                        ===========     ===========

NET INCOME PER SHARE

         PRIMARY ...................................................    $      0.07     $      0.05
                                                                        ===========     ===========


         FULLY DILUTED .............................................    $      0.07     $      0.05
                                                                        ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)


            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997

                                              Common Stock              Additional
                                       -------------------------          Paid-In           Retained
                                          Shares         Amount           Capital           Earnings         Total
                                       ----------       --------        -----------        ----------     -----------
Balance, December 31, 1996              8,587,739        $85,877        $   365,877        $  670,360     $ 1,122,114

Merger Transactions (See Note 1)        1,194,230         11,942          2,416,498              --         2,428,440

Initial Public Offering
(See Note 1)......................      3,000,000         30,000         19,209,991              --        19,239,991

Conversion of debentures..........        526,000          5,260            494,740              --           500,000

Conversion of note payable
(See Note 1)......................         40,000            400            299,600              --           300,000

Net income........................             --             --                 --           641,414         641,414
                                       ----------       --------        -----------        ----------     -----------
Balance, June 30, 1997............     13,347,969       $133,479        $22,786,706        $1,311,774     $24,231,959
                                       ==========       ========        ===========        ==========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                                  1997              1996
                                                                              -----------        ----------
OPERATING ACTIVITIES

 Net Income for the period ............................................       $   641,414        $  181,544
 Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation .....................................................           299,677           189,460
     Amortization .....................................................           182,612            72,648
     Deferred rent ....................................................           (10,017)          (13,271)
     Provision for losses on accounts receivable ......................           204,936           215,040
     Stock compensation ...............................................            29,250              --
     Minority interest in net loss of consolidated subsidiary .........              --            (229,000)
 Changes in operating assets and liabilities:
 (Increase) decrease in:
     Accounts receivable ..............................................        (3,092,456)       (2,598,669)
     Inventories ......................................................           353,089          (125,166)
     Deposits and other ...............................................           (76,930)           (2,527)
     Prepaid income taxes .............................................            11,102          (135,692)
     Other current assets .............................................           518,196           153,204
 Increase (decrease) in:
     Accounts payable and accrued expenses ............................         3,762,620           740,386
     Payroll and sales taxes ..........................................          (204,410)           91,453
     Deferred revenue .................................................           322,736           (87,985)
     Income taxes payable .............................................           (89,978)             --
                                                                              -----------        ----------
       Net cash provided by (used in) operating activities ............         2,851,841        (1,548,575)
                                                                              -----------        ----------

 INVESTING ACTIVITIES
 Purchases of property and equipment ..................................          (701,343)         (308,464)
 (Increase) decrease in notes receivable, officers and employees, net .           577,287          (260,022)
                                                                              -----------        ----------
       Net cash used in investing activities ..........................          (124,056)         (568,486)
                                                                              -----------        ----------

 FINANCING ACTIVITIES
 Cash acquired in business combination ................................              --              13,786
 Proceeds from (repayments of) notes payable, bank, net ...............        (9,960,795)          990,547
 Proceeds (repayments) of bank overdrafts .............................        (1,858,000)          417,000
 Principal payments on long-term debt .................................        (2,113,544)         (174,734)
 Proceeds from issuance of stock and exercise of warrants, net ........        19,239,991              --
 Repayments from shareholders .........................................           (95,862)          (24,183)
 Issuance of Series A Preferred Shares, net of costs ..................              --             888,000
                                                                              -----------        ----------
       Net cash provided by financing activities ......................         5,211,790         2,110,416
                                                                              -----------        ----------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................         7,939,575            (6,645)
 CASH AND CASH EQUIVALENTS, BEGINNING .................................           105,069            35,078
                                                                              -----------        ----------

 CASH AND CASH EQUIVALENTS, ENDING ....................................       $ 8,044,644        $   28,433
                                                                              ===========        ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest .............................................................       $   284,000        $  371,000
                                                                              ===========        ==========

 Income taxes .........................................................       $   721,000        $  298,000
                                                                              ===========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS

On September 4, 1996, a special meeting of the Board of Directors was held where Judge, Inc. changed its name to The Judge Group, Inc. (the "Company"), effected certain changes to its capital structure and authorized a stock split. See Note
9. The Company, a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Imaging and Network Services" business) and (iii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At June 30, 1997, the Company had offices in Bala Cynwyd, Pennsylvania; Hartford, Connecticut; Foxborough and Wakefield, Massachusetts; Tampa, Florida; Moorestown and Edison, New Jersey and Alexandria, Virginia.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS--(Continued)

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

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933. Effective February 20, 1997 the Company successfully completed its initial public offering of common shares. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately prior to the initial public offering the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares. The Company issued 40,000 common shares in lieu of $300,000 of notes payable to Berkeley, in accordance with the purchase agreement with Berkeley. In connection with the initial public offering, the Company incurred approximately $1,666,000 of accounting, legal, printing and other costs as of June 30, 1997 and such costs have been charged to additional paid in capital as a reduction of the proceeds from the initial public offering. As of December 31, 1996 approximately $1,017,000 of such costs were included in other current assets.

Unless the context indicates otherwise, references to the Company herein prior to February 29, 1996 include reference to its wholly-owned subsidiaries and JCC and such references subsequent to February 29, 1996 include reference to its wholly-owned subsidiaries and JIS.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The financial statements as of June 30, 1997 and for the three months and six months ended June 30, 1997 and for the three months ended June 30, 1996 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Accounts Receivable and Accounts Payable

Accounts receivable at June 30, 1997 and December 31, 1996 were net of allowances for doubtful accounts of $850,000 and $661,000, respectively.

Included in accounts receivable was unbilled work-in-process of approximately $1,640,000 and $524,000 at June 30, 1997 and December 31, 1996, respectively.
Included in accounts payable and accrued expenses was approximately $1,180,000 and $283,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at June 30, 1997 and December 31, 1996, respectively.

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank and other short-term investments with original maturities of three months or less.

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years for Systems Automation and over fifteen years for JIS and Berkeley. The Systems Automation and Berkeley acquisitions were effective September 30, 1996 and the JIS acquisition was effective February 20, 1997 (See Note 3). Amortization of goodwill for the six months ended June 30, 1997 was approximately $183,000 and is included in general and administrative expense in the consolidated statement of operations.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" (the "Statement") which specifies new computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect that the Statement is expected to have on the Company's computation and presentation of earnings per share.

Earnings Per Share

The number of shares used in the earnings per share calculation and convertible note share conversion (see Note 1) has been adjusted for the 52.6 for 1.0 stock split which occurred in September 1996.

Primary earnings per share amounts for the six months ended June 30, 1997 and 1996 were computed based on the weighted average number of shares actually outstanding. The number of shares used in the computation were approximately 12,164,000 and 8,588,000 in 1997 and 1996, respectively. The number of shares used in the computation for the three months ended June 30 1997 and 1996 were approximately 13,348,000 and 8,588,000 respectively.

Fully diluted earnings per share amounts for the six months ending June 30, 1997 and 1996 were based on the weighted average number of shares calculated for primary earnings per share purposes increased by the number of shares that would be outstanding assuming conversion of outstanding convertible notes (see Note
7). The number of shares used in the computation were approximately 12,295,000 in 1997 and 9,114,000 in 1996. The number of shares used in the computation for the three months ended June 30, 1997 and 1996 were approximately 13,348,000 and 9,114,000 respectively.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

The JCC/DI Merger was accounted for as a "reverse acquisition" whereby JCC, in substance, acquired DI, allocating the fair value of JCC shares exchanged over the relative fair value of assets and liabilities of DI (assumed to equal its book value) prior to the merger. No value was ascribed to DI's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. Accordingly, the historical financial statements included in the consolidation prior to the acquisition are those of the acquirer, JCC, and are those of JIS for the period subsequent to the merger. Operating results for the Company for the three and six months ended June 30, 1996, on a pro forma basis as though DataImage had been acquired as of January 1, 1996, are shown below.

Effective September 30, 1996, the Company purchased 100% of the issued and outstanding stock of Berkeley. Berkeley, founded in 1980, is a provider of IT training services to corporate, governmental and individual clients. The total acquisition cost was $2,232,200. As of June 30, 1997, $848,500 of the acquisition cost is still outstanding, of which $276,300 has been converted into a note payable. The remaining portion of the balance of $572,200 is contingent on Berkeley attaining certain pre-tax income amounts in 1997. The acquisition was accounted for as a purchase and results of operations of Berkeley are included in the statement of operations for the three and six months ended June 30, 1997. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $2,220,000, which is being amortized over fifteen years, beginning in October 1996. Operating results for the Company for the three and six months ended June 30, 1996, on a pro forma basis as though Berkeley had been acquired as of January 1, 1996, are shown below.

Also effective September 30, 1996, the Company purchased substantially all of the tangible and intangible assets, and assumed all of the liabilities, of Systems Automation. Systems Automation is a provider of advanced technical solutions to increase the efficiency of business processes, such as network and document management systems design, integration, implementation, maintenance and training, business process redesign, project management and advanced applications development. The total acquisition cost was $547,252. The acquisition was accounted for as a purchase and results of operations of Systems Automation are included in the statement of operations for the three and six months ended June 30, 1997. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,040,000, which is being amortized over ten years, beginning in October 1996. Operating results for the Company for the three and six months ended June 30, 1996, on a pro forma basis as though Systems Automation had been acquired as of January 1, 1996, are shown below.

As described in Note 1, upon the successful completion of the Company's initial public offering in February 1997, JIS was merged into the Company.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS--(Continued)


The following sets forth the combined results for the Company, DataImage, Berkeley, JIS and Systems Automation for the three and six months ended June 30, 1997 and 1996, as if the business combinations occurred at January 1, 1997 and 1996, respectively.


                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                    -----------------------------         -------------------------------
                                                        1997              1996                1997                1996
                                                    -----------       -----------         -----------         -----------
Net revenues.................................       $26,062,572       $21,984,308         $49,540,975         $39,396,121
Cost of revenues
(exclusive of items shown separately below)..        18,736,298        15,737,361          36,121,686          28,797,179
                                                    -----------       -----------         -----------         -----------

Gross Profit.................................         7,326,274         6,246,947          13,419,289          10,598,942
Operating Expenses:

Selling, general and administrative..........         5,839,132         5,585,301          12,077,806          10,214,277
                                                    -----------       -----------         -----------         -----------

Income from operations...................             1,487,142           661,646           1,341,483             384,665
Other income (expenses), net.............                75,257          (199,377)            (52,644)           (391,080)
                                                    -----------       -----------         -----------         -----------

Income (loss) before income tax expense..             1,562,399           462,269           1,288,839
                                                                                                                   (6,415)
Income tax expense.......................               654,532           179,573             663,421             149,573
                                                    -----------       -----------         -----------         -----------

Net Income (loss) .......................              $907,867          $282,696            $625,418           ($155,988)
                                                    ===========       ===========         ===========         ===========

----------
Notes to pro-forma results of operations:

o Interest expense for the three and six months ended June 30, 1996, adjusted due to (a) the conversion of DI stockholders notes payable to JIS common stock by ($0) and ($3,581), respectively, (b) incurring debt/notes payable in connection with the acquisition of Berkeley by $15,490 and $32,344, respectively and (c) the conversion of the Company's convertible notes to common stock by ($12,500) and ($25,000), respectively.

o Amortization expense recorded for goodwill created by the business combinations of Berkeley of $36,994 and $73,988, respectively for the three and six months ended June 30, 1996, Systems Automation of $25,989 and $51,979 for the three and six months ended June 30, 1996, respectively and JIS of $39,987 and $79,974 for the three and six months ended June 30, 1996, respectively and JIS of $26,658 for the six months ended June 30, 1997. Amortization expense for goodwill of Berkeley and Systems Automation and JIS is included in the statement of operations for the three and six months ended June 30, 1997.

o    Federal and state income tax expense (benefit) attributable to income
     (loss) of Berkeley of $59,687 and $92,784 for the three and six months ended June 30, 1996, respectively and Systems Automation of ($25,368) and ($63,468) for the same periods as well as the amortization of goodwill of ($41,188) and ($82,376) for the same periods, and interest expense of ($1,196) and ($1,505) for the same periods recognized in (1) and (2) above, all at an effective tax rate of 40%.

o Record the merger of JIS into a wholly-owned subsidiary of the Company as though it occurred at the beginning of the pro forma periods presented. The adjustment represents the elimination of the minority interest ($130,600) and ($229,000) for the three and six months ended June 30, 1996, respectively.

     The interest expense adjustment assumed the successful completion of the Company's initial public offering of stock as discussed in Note 1.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS -- (Continued)

Primary and fully diluted net income per share of common stock is calculated as follows:

                                                        Three Months Ended                   Six Months Ended
                                                              June 30,                           June 30,
                                                    -------------------------           --------------------------
                                                        1997           1996                 1997           1996
                                                    ----------     ----------           ----------     -----------
Net Income (loss) attributable to
common shareholders..........................         $907,867       $282,696             $625,418      ($155,988)
                                                    ==========     ==========           ==========     ==========


Weighted average number of shares............       13,347,969     13,347,969           13,347,969     13,347,969
                                                    ==========     ==========           ==========     ==========

Net Income (loss) per share attributable to
common shareholders..........................         $   0.07       $   0.02             $   0.05      ($   0.01)
                                                    ==========     ==========           ==========     ==========


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

Included in accounts payable and accrued expenses at December 31, 1996 were approximately $1,858,000 of bank overdrafts.

Interest expense charged to operations was approximately $12,000 and $191,000 for the three months ended June 30, 1997 and 1996, respectively, and $190,000 and $371,000 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 5. LONG-TERM DEBT

With a portion of the proceeds from the initial public offering, the Company paid off a significant amount of its long-term debt.


NOTE 6. ADVANCES FROM SHAREHOLDERS

JIS/JCC had advances from shareholders of $95,862 at December 31, 1996 all of which was repaid with a portion of the proceeds from the Company's initial public offering. Interest expense related to these advances was approximately $2,600 and $7,000 in the three and six months ended June 30, 1996 and $0 and $1,800 in the same periods in 1997.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 7. CONVERTIBLE NOTES

In 1994, the Company received $500,000 from a group of investors in the form of 10% convertible senior subordinated promissory notes. The notes were exchanged for 526,000 Company common shares, immediately prior to the Offering (see Note
1). The notes bear 10% interest per annum and were scheduled to mature in July 1997. In accordance with the note purchase agreement, since the Company effected a successful initial public offering before July 31, 1997, the financial advisor who arranged such financing was paid a fee equal to 1% of the proceeds of the initial public offering (approximately $225,000) in February 1997.


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

In accordance with APB 28 (Interim Financial Reporting) income taxes are calculated at the estimated effective annual (federal and state) rates of approximately 40% for the six months ended June 30, 1997 and 1996.

The effective tax rate for 1997 and 1996 is higher than the applicable statutory tax rate of 34% due primarily to net operating losses for JCC/JIS, a company consolidated for financial reporting but not tax reporting purposes in 1996 and in 1997 through February 20, 1997, the date of the merger of JIS with the Company.

For income tax reporting purposes, as of December 31, 1996, JIS had an unused operating loss carryforward of approximately $3,900,000, which may be applied against future taxable income of JIS, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2011.


NOTE 9. SHAREHOLDERS' EQUITY

Deficit and Dividends

In accordance with the provisions of its line of credit (see Note 4), the Company is not permitted to declare or pay any cash dividends on its common stock.

Additional Paid-In Capital

During 1996, additional paid-in capital decreased $175,910 due to the JCC/DI merger which was accounted for as a reverse acquisition (Notes 1 and 3).

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE 9. SHAREHOLDERS' EQUITY--(Continued)


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

In February 1996, JCC raised approximately $1,097,000 ($888,000, net of costs) in a private offering of 822,628 Series A convertible preferred shares ("JCC Series A Preferred") at a purchase price per share of $1.33. At the effective time of the JCC/DI Merger, these preferred shares were converted into the same number of JIS Series A preferred shares ("JIS Series A Preferred"). The JIS Series A Preferred shares carry a cumulative dividend of 7% per year (aggregating approximately $45,000 at December 31, 1996). In conjunction with the Company's initial public offering, these preferred shares were converted into common shares in February 1997 (see Notes 1 and 3). At December 31, 1996, the JIS Series A Preferred stock is presented at $-0- as "minority interest" in the accompanying consolidated balance sheet. Approximately $229,000 of JIS losses have been allocated to this minority interest in the accompanying consolidated statement of operations for the six months ended June 30, 1996.

NOTE 11. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the six months ended June 30, 1997, the Company entered into the following non-cash transactions:

o    incurred goodwill of $2,399,190 in the business combination with JIS;

o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;

o converted $500,000 of convertible debentures into 526,000 shares of common stock.

During the six months ended June 30, 1996, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $348,000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                    SIX MONTHS ENDED JUNE 30, 1997, AND 1996


NOTE 11. STATEMENT OF CASH FLOWS (Continued)


Effective February 29, 1996, JCC and DI effected a Business Combination (see Note 3):


Acquisition of Business:

Inventories........................................            $  39,101
Accounts receivable................................              104,127
Property and equipment, net........................              150,034
Other assets.......................................               10,780
                                                               ---------

                                                                 304,042
                                                               ---------

Accounts payable and accrued expenses..............              (82,087)
Due to the Company.................................             (100,000)
Deferred revenue and customer deposits.............             (362,037)
                                                               ---------

                                                                (544,124)
                                                               ---------
Net assets acquired (liabilities
assumed) in business combination...................            ($240,082)
                                                               =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report.

OVERVIEW

     Effective February 14, 1997 the Company successfully completed its initial public offering of common shares (the "Offering"). The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds, net of underwriting discounts and commissions. Simultaneous with the closing of the Offering, the Company acquired the remaining outstanding shares of Judge Imaging Systems, Inc. ("JIS") not already held by the company and merged JIS into a wholly-owned subsidiary of the Company. With a portion of the proceeds, the Company paid off a significant amount of its debt. See "Liquidity and Capital Resources" for further information. The remaining proceeds are being used for working capital and general corporate purposes.

     In the three months ended June 30, 1997, Contract Placement revenues increased 16.0% compared to the prior year period, due primarily to higher bill rates and increased sales per recruiter. This growth rate was slightly below Company expectations due to a focus of sales efforts on higher margin placements. This focus enabled this business to achieve higher operating margins. The Contract Placement business expects to continue to pursue its focus on higher margin placements. In addition, during the latter half of the second quarter of 1997, the Contract Placement business began to establish a market presence in Alexandria, Virginia and New York City. This business intends to open offices in these locations during the third quarter of 1997 and therefore expects to hire sales and recruiting personnel to staff these offices and to incur expenses related to these office openings. The Company anticipates that these two new offices will generate revenue during the fourth quarter of 1997.

     During the first and second quarters of 1997, the Company undertook certain changes to reduce overhead costs in its Imagining and Network Services business, primarily the reduction of administrative, production and sales personnel and the closing of its Tampa, Florida office. As a result of the reduction in overhead expenses, as well as an increase in revenues, the Imagining and Network Services division substantially reduced its operating loss of approximately $900,000 in the first quarter of 1997 to an operating loss of approximately $266,000 for the second quarter of 1997. The effect of these cost reductions began to be realized in the latter half of the second quarter of 1997. The revenue growth experienced by this business in the six months ended June 30, 1997 was attributed to the sales efforts of the retained sales and production support personnel. Even if the increased sales continues, however, there can be no assurance that the Imagining and Network Services business will achieve a pricing and cost structure that will generate profits. While the Company believes that the Imagining and Network Services business will ultimately achieve profitability, it cannot predict the timing of such profitability, should it occur at all.

     The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of net revenues, for the periods indicated:


 --------------------------------------------------------------------------------------------------------------------------
                                                SIX MONTHS ENDED                             THREE MONTHS ENDED
                                                    JUNE 30,                                      JUNE 30,
                                     --------------------------------------------------------------------------------------
(Dollars in thousands)
                                            1997                  1996                   1997                  1996
                                     --------------------------------------------------------------------------------------
Net Revenues:
   Permanent Placement               $ 4,083      8.3%     $ 2,614       7.0%     $ 2,153       8.3%    $ 1,541        7.4%
   Contract Placement                 36,068     72.8       28,603      76.6       18,232      70.0      15,710       75.2
   Imaging and Network Services        8,062     16.2        6,110      16.4        4,958      19.0       3,641       17.4
   IT Training                         1,328      2.7           --        --          720       2.7          --         --
                                     -------    -----      -------     -----      -------     -----     -------     ------
Consolidated Net Revenues            $49,541    100.0%     $37,327     100.0%     $26,063     100.0%    $20,892      100.0%
                                     =======    =====      =======     =====      =======     =====     =======     ======

Income (loss) From Operations:
   Permanent Placement                  $630     15.4%        $200       7.7%        $332      15.4%       $162       10.5%
   Contract Placement                  3,116      8.6        1,399       4.9        1,957      10.7         988        6.3
   Imaging and Network Services       (1,174)   (14.6)        (380)     (6.2)        (266)     (5.4)       (131)      (3.6)
   IT Training                           (37)    (2.8)          --        --           67       9.3          --         --
   Corporate Overhead Expense         (1,167)     N/A         (692)      N/A         (603)      N/A        (346)       N/A
                                     -------               -------                -------               -------
Consolidated Income From Operations  $ 1,368      2.8%     $   527       1.4%     $ 1,487       5.7%    $   673        3.2%
                                     =======               =======                =======               =======
---------------------------------------------------------------------------------------------------------------------------


Included in corporate overhead expense are salaries, benefits and related costs for the Company's founder and chief executive officer, Martin E. Judge, Jr., and for corporate level financial, legal, human resources, management information systems and marketing personnel. Also included in corporate overhead is amortization of goodwill related to two acquisitions completed in September 1996 and the JIS merger. There was no charge for goodwill for the six months and quarter ending June 30, 1996.

RESULTS OF OPERATIONS


         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                          -------------------------------------
                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30             JUNE 30,
                                          -------------------------------------
                                            1997      1996      1997      1996
-------------------------------------------------------------------------------
Net Revenues                               100.0%    100.0%    100.0%    100.0%
Cost of Sales                               71.9      72.1      72.9      73.9
(exclusive of items shown separately
below)
Selling and Operating                       15.0      17.8      16.4      17.1
General and Administrative                   7.4       6.9       7.9       7.6
                                           -----     -----     -----     -----
Total Cost and Expenses                     94.3      96.8      97.2      98.6
Income From Operations                       5.7       3.2       2.8       1.4
Interest Income (Expense) and Other, Net     0.3      (0.9)     (0.1)     (1.0)
                                           -----     -----     -----     -----
Income Before Income Taxes                   6.0%      2.3%      2.7%      0.4%
                                           =====     =====     =====     =====
--------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Net Revenues. Consolidated net revenues increased by 24.7%, or $5.2 million, for the three months ended June 30, 1997 compared to the prior year period. Revenue for the Contract Placement business increased by 16.0%, or $2.5 million, for the three months ended June 30, 1997, compared to the prior year period. Revenues for Contract Placement business increased primarily due to increased marketing efforts, 19.3% increase in average bill rates, and increased sales-per-recruiter. Revenue for the Permanent Placement business increased by 39.7%, or approximately $612,000, for the three months ended June 30, 1997, compared to the prior year period. The revenue increase in the Permanent Placement business was attributable to a 14.9% increase in the average placement fee received and a 46.6% increase in the number of recruiters in the second quarter of 1997 compared to the prior year period. Revenue for the Imaging and Network Services business increased by 36.2%, or $1.3 million, for the three months ended June 30, 1997 compared to the prior year period. This increase in revenues was primarily attributable to two contracts with the State of New Jersey related to sales of imaging and document management systems and services and the approximately $520,000 contributed by the imaging and document management business acquired in September 1996. The IT Training business, acquired in September 1996, generated net revenues of $720,000 for the three months ended June 30, 1997.

     Cost of Sales. Consolidated cost of sales increased by 24.4%, or $3.7 million, for the three months ended June 30,1997 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 71.9% from 72.1%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 78.3% from 79.2% primarily a result of the Contract Placement business focusing its sales efforts on higher margin services and increased average profit margins obtained by the metropolitan Boston and National offices, where average profit margins increased by approximately 2.5 and 3.0 percentage points, respectively, during the three months ended June 30, 1997 compared to the prior year period. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Imaging and Network Services business cost of sales as a percentage of its revenue increased to 77.6% from 75.0%, primarily as a result of technical personnel hired in the third and fourth quarter of 1996. Two State of New Jersey contracts contributed a 1.9 percentage point increase in cost of sales for the three months ended June 30, 1997 compared to prior year period. The IT Training business, acquired in September 1996, also contributed an additional $633,000 in cost of sales, representing 81.3% of that business' revenues.

     Selling and Operating. Consolidated selling and operating expenses increased by 5.1%, or $190,600, for the three months ended June 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 15.0% from 17.8% for the three months ended June 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business decreased to 8.1% from 11.2% for the three months ended June 30, 1997 compared to the prior year period. This decrease was mainly attributable to a reduction in the number of sales and recruiting personnel during the three months ended June 30 1997 as compared to an increase of sales and recruiting personnel during the three months ended June 30, 1996. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 73.6% from 77.4% for the three months ended June 30, 1997 compared to the prior year period, which was attributed to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Imaging and Network Services business decreased to 16.3% from 18.5% for the three months ended June 30, 1997 compared to the prior year period, primarily due to the reduction in sales personnel in the first quarter of 1997.

     General and Administrative. Consolidated general and administrative expenses increased 33.7%, or $488,000, for the three months ended June 30, 1997, compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues, increased to 7.4% from 6.9% for the three months ended June 30, 1997 compared to the prior year period. Contributing to this increase was an increase of $120,000 in the Imaging and Network Services business, primarily consisting of an increase in payroll costs associated personnel hired in the second, third and fourth quarters of 1996. Expansion of the Company's corporate staff, specifically management information systems, accounting, legal and human resources personnel hired in 1996 and 1997 added approximately $124,000 to corporate overhead for the three months ended June 30, 1997, compared to the prior year period. In addition, the amortization of goodwill related to the acquisitions increased corporate overhead costs by $103,000 in the three months ended June 30, 1997 compared to the prior year period. As a result of the two acquisitions in September 1996 and increased office space in the Edison, New Jersey office, rent expense increased by approximately $100,000 for the three months ended June 30, 1997 compared to prior year period. The IT Training business, acquired in September of 1996, incurred general and administrative expenses for the three months ended June 30, 1997 of approximately $79,000.

     Interest. Interest expense was $12,000 and $190,000 for the three months ended June 30, 1997 and 1996, respectively. Interest income was $87,000 and $0 for the three months ended June 30, 1997 and 1996, respectively. This decrease in interest expense and increase in interest income was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds.

     Income Taxes. The effective tax rates for the three months ended June 30, 1997 and 1996 were 41.9% and 38.8% respectively. Since the Company's merger with JIS (which includes the Imaging and Network Services business) on February 20, 1997, this business units losses have been consolidated for tax purposes and any future losses generated by the Imaging and Network Services business will be used in the calculation of income tax expense or benefit.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Net Revenues. Consolidated net revenues increased by 32.7%, or $12.2 million, for the six months ended June 30, 1997 compared to the prior year period. Revenue for the Contract Placement business increased by 26.1%, or $7.5 million, for the six months ended June 30, 1997, compared to the prior year period. Contract Placement revenues increased primarily due to a 19.9% increase in average bill rates and an increase in sales-per-recruiter. Revenue for the Permanent Placement business increased by 56.2%, or $1.5 million, for the six months ended June 30, 1997, compared to the prior year period. Contributing to this increase was an increase in the number of placements, a 15.3% increase in the average placement fee and a 46.6% increase in the number of recruiters in the six months ended June 30, 1997 compared to the prior year period. Revenue for the Imaging and Network Services business increased by 31.9%, or $2.0 million, for the six months ended June 30, 1997 compared to the prior year period. This increase was attributable to an increase in sales of imaging and document management systems and services, specifically from two contracts with the State of New Jersey obtained in the second quarter of 1997 and approximately $830,000 of the revenue contributed by the imaging and document management business acquired in September 1996. The IT Training business, acquired in September 1996, generated net revenues of $1.3 million for the six months ended June 30, 1997.

     Cost of Sales. Consolidated cost of sales increased by 30.9%, or $8.5 million, for the six months ended June 30,1997 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 72.9% from 73.9%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 79.2% from 80.4%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. Average profit margins obtained by the Contract Placement's metropolitan Boston and National offices increased by approximately
2.2 and 2.8 percentage points, respectively, during the six months ended June 30, 1997 compared to the prior year period The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Imaging and Network Services business cost of sales as a percentage of its revenue increased to 79.0% from 75.7%, primarily as a result of technical personnel hired in the third and fourth quarter of 1996 to service the anticipated increase in imaging and document management revenues. Two State of New Jersey contracts received in the second quarter of 1997 contributed a one percentage point increase in cost of sales for the six months ended June 30, 1997 compared to prior year period. The IT Training business, acquired in September 1996, also contributed an additional $1.2 million in cost of sales, representing 86.1% of that business' revenues.

     Selling and Operating. Consolidated selling and operating expenses increased by 27.8%, or $1.8 million, for the six months ended June 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 16.4% from 17.1% for the six months ended June 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business decreased to 9.3% from 10.6% for the six months ended June 30, 1997 compared to the prior year period. This decrease was mainly attributable to a reduction of in the number of sales and recruiting personnel and a decrease of approximately $125,000 in bad debt expense for this business in the six months ended June 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 73.8% from 78.3% for the six months ended June 30, 1997 compared to prior year period, attributable primarily to management's efforts to control selling cost. Selling and operating expenses as a percentage of revenues for the Imaging and Network Services business increased to 21.5% from 14.4% for the six months ended June 30, 1997 compared to the prior year period, due primarily to a 52.3%, or $425,000, increase in payroll and related costs associated with sales and marketing personnel hired in the third and fourth quarters of 1996 and additional sales personnel resulting from the 1996 acquisition of two
Imaging and Network Services businesses.

     General and Administrative. Consolidated general and administrative expenses increased 37.6%, or $1.1 million, for the six months ended June 30, 1997 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues, increased to 7.9% from 7.6% for the six months ended June 30, 1997 compared to the prior year period. Contributing to this increase was an increase of $279,000 in the Imaging and Network Services business, primarily consisting of an increase in payroll costs associated with the increased in personnel hired in the second, third and fourth quarters of 1996. Expansion of the Company's corporate staff, specifically management information systems, accounting, legal and human resources personnel hired in 1996 and 1997 which accounted for approximately $330,000 of corporate overhead for the six months ended June 30, 1997 compared to prior year period. In addition, the amortization of goodwill related to the two acquisitions in September 1996 increased corporate overhead costs by $183,000 in the six months ended June 30, 1997 compared to the prior year period. As a result of the acquisitions and increased office space in the Edison, New Jersey office, rent expense increased by approximately $114,000 for the six months ended

June 30, 1997 compared to the prior year period. The IT Training business, acquired in September of 1996, general and administrative expenses for the six months ended June 30, 1997 were approximately $231,000.

     Interest. Interest expense was $191,000 and $371,000 for the six months ended June 30, 1997 and 1996, respectively. Interest income was $138,000 and $0 for the six months ended June 30, 1997 and 1996, respectively. This decrease in interest expense and increase in interest income was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds.

     Income Taxes. The effective tax rates for the six months ended June 30, 1997 and 1996 of 51.2% and 130.4%, respectively, are higher than the applicable statutory tax rate of 34%, primarily due to net operating losses for the Imaging and Network Services business, which are consolidated for financial but not for tax reporting purposes in 1996 and also for the period of January 1, 1997 through February 20, 1997. However, since the Company's merger with JIS (which includes the Imaging and Network Services business) on February 20, 1997, this business unit is now consolidated for tax purposes and any future losses generated by the Imaging and Network Services business will also be used in the calculation of income tax expense or benefit. If the Imaging and Network Services business is able to achieve profitability, it will be able to utilize approximately $3.9 million in federal operating loss carryforwards, which will expire between 2002 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In the six months ended June 30, 1997, however, the funds available for working capital purposes increased substantially as a result of the receipt of the proceeds from its initial public offering. The Company continues to use the proceeds from the Offering and as well as its cash flow from operations to fund its working capital needs. The Company typically maintains minimal cash balances, however the proceeds from the Company's Offering has currently increased it's cash and cash equivalents as of June 30, 1997 to $8.0 million from approximately $105,000 at December 31, 1996 and $28,000 as of June 30, 1996. Most of the cash is invested in short-term, investment grade securities.

     The Company generated cash from operations of $2.9 million for the six months ended June 30, 1997, as compared to a use of cash of $1.5 million for the same periods last year. This result is attributable to several factors, including an increase in net income of $460,000 for the six months ended June 30, 1997 compared to prior year period and the increase in cash from operations. Specifically, the Company was able to reduce inventory purchases and other current assets and increased it's deferred revenue/customer deposits and accounts payable while still allowing for customary increases in accounts receivable related to increases in revenues. In addition, the Company implemented numerous controls on credit and collections in the first quarter of 1997 which have resulted in a decrease in days receivables outstanding from approximately 59 days at December 31, 1996 to 55 days at June 30, 1997. While the Company will continue to strive to improve the credit and collection process, there can be no assurance that the Company will be able to do so.

     The Company currently has a $11.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (successor to Midlantic Bank, NA). The Line of Credit expires on May 31, 1998 and carries interest at the prime rate. This facility allows the Company to borrow the lesser of 80% of eligible receivables, or $11.0 million. As of June 30, 1997 the Company has no borrowings against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares. During the first quarter of 1997 the Company also received repayment of its loans to officers and to related parties in the aggregate amount of $542,000.

     Cash purchases of fixed assets for the six months ended June 30, 1997 and 1996 were $701,000 and $308,000 respectively, related primarily to purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure.

     During the first quarter of 1997, the Company completed its Offering of common shares. From the proceeds of $20,906,000 (net of underwriting discounts and commission) the Company paid approximately $1,666,000 of accounting, legal, financial advisory, printing and other costs associated with the Offering. The Company repaid in full its note payable due to the bank in the amount of $10.0 million and repaid other long term debt of $2.1 million, which includes payments related to the notes payable for the two acquisitions.

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

         Dependence on Availability of Qualified Technical Consultants The Company is dependent upon its ability to attract and retain technical consultants who possess the skills and experience necessary to meet the staffing requirements of its clients. To keep pace with rapidly evolving information technologies and changing client needs, the Company must continually evaluate and upgrade its database of available qualified technical consultants. Competition for individuals with proven technical skills is intense, and, as is currently customary in the industry, the Company does not have any exclusive contracts with its consultants. The Company competes for such individuals with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies. Factors influencing such competition include compensation, benefits, growth opportunities and pre-existing relationships with other companies, particularly specialty staffing companies. As the Company expands into new geographic areas, it may experience difficulty attracting qualified technical consultants who have a prior relationship or familiarity with more established specialty staffing companies in such areas. There can be no assurance that qualified technical consultants will continue to be available to the Company in sufficient numbers to meet the Company's current and anticipated growth requirements.

     Acquisition Risks A principal component of the Company's growth strategy is the acquisition of companies that will complement and expand the Company's existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on the Company's ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) adverse effects on the Company's reported operating results, including increased goodwill amortization and interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; and (iv) difficulties related to the integration of the acquired business. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

     Ability to Manage Growth Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; and
(iii) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its four businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis.

     History of Operating Losses in Imaging and Network Services Business The Company's Imaging and Network Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $1.2 million for the six month period ended June 30, 1997, and at June 30, 1997 had an accumulated deficit of $5.1 million. The losses have resulted from high marketing and general and administrative costs associated with building the division's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, the opening and closing of a new office, and the costs associated with the acquisition and integration of two imaging and document management companies. The Company is currently focusing on achieving profitability in its Imaging and Network Services business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Imaging and Network Services business will achieve a pricing and cost structure that will generate profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Imaging and Network Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Imaging and Network Services business is unable to achieve profitability, it will not realize the federal tax benefit of its $3.9 million operating loss carryforward at December 31, 1996 which will expire between 2002 and 2011.

     Dependence on Contract Placement Business The Company's Contract Placement business was responsible for 84.4%, 80.3% and 75.0% of total Company revenues for the years ended December 31, 1994, 1995 and 1996, respectively. In addition, for the years ended 1995 and 1996, one customer of the Contract Placement business, Merck, accounted for approximately 8.0% and 10.0% of total Contract Placement revenues, respectively, and 6.4% and 7.5% of total Company revenues, respectively. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers in existing and new markets and to apply its management practices to a significantly larger organization. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On June 6, 1997, the Annual Meeting of Shareholders of the Company was held at the Company's principal place of business. The purpose of the meeting was to elect directors and to ratify the selection of the independent public accountants for the Company for the fiscal year ended December 31, 1997. At the meeting, the shareholders voted as follows to elect the directors to serve until the Company's next Annual Meeting of Shareholders:

Nominee                             In Favor        Against       Abstain
-------                            ----------       -------       -------
Randolph J. Angermann              10,150,224         0.0         12,089
Michael A. Dunn                    10,149,964         0.0         12,349
James C. Hahn                      10,150,224         0.9         12,089
Martin E. Judge, Jr.               10,128,464         0.0         33,849
Richard T. Furlano                 10,149,954         0.0         12,359

In the vote to ratify the appointment of Rudolph, Palitz LLP as the Company's independent public accountants, 10,124,597 shareholders voted in favor of ratification, 26,988 shareholders voted against ratification and 718 shareholders abstained.

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

3.1 Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1 (File No. 333-13109) originally filed on September 30, 1996, as amended.

3.2             Bylaws. Incorporated by reference to Exhibit 3.2 of the Form
                S-1.

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

11.1            Statement re Computation of Earnings Per Share.

27.1            Financial Data Schedule.


     No reports were filed by the Registrant on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,


Dated: August 14, 1997

       THE JUDGE GROUP, INC.                    THE JUDGE GROUP, INC.


       By: /s/ Jeffrey J. Andrews               By: /s/ Martin E. Judge, Jr.
           --------------------------               ---------------------------
           Jeffrey J. Andrews                       Martin E. Judge, Jr.
           Chief Financial Officer                  Chairman of the Board and
                                                    Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.    Description of Document

   11.1        Statement re Computation of Earnings Per Share.

   27.1        Financial Data Schedule.