Form 10-Q
period 1997-09-30
JUDGE GROUP INC
filed 1997-11-14
CIK 1022893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark if registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

     As of November 12, 1997, 13,344,239 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                          INDEX TO FINANCIAL STATEMENTS


                         PART I - FINANCIAL INFORMATION

                                                                                PAGE(S)
                                                                                -------
ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997             3
        AND DECEMBER 31, 1996

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE               4
        MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE              5
        MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE           6
        NINE MONTHS ENDED SEPTEMBER 30, 1997

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE               7
        MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    8-15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND        16-21
        RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                21

                      PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                          22


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

 CONDENSED CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                                          September 30,       December 31,
                                                                                              1997                1996
                                                                                              ----                ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents..........................................................         $ 5,659,254          $ 105,069
Accounts receivable, net...........................................................          17,397,311         13,396,495
Inventories........................................................................             504,690            910,321
Prepaid income taxes and deferred taxes............................................             330,401            340,603
Notes receivable, officers, employees and related party............................                  --            577,287
Other..............................................................................             981,267          1,419,758
                                                                                            -----------        -----------
Total current assets...............................................................          24,872,923         16,749,533
                                                                                            -----------        -----------

PROPERTY AND EQUIPMENT
Property and equipment.............................................................           4,798,638          3,689,626
Less:  accumulated depreciation and amortization...................................           2,228,008          1,766,215
                                                                                            -----------        -----------

Net property and equipment.........................................................           2,570,630          1,923,411
                                                                                            -----------        -----------

OTHER ASSETS
Goodwill, net of accumulated amortization of $348,563, 1997 and $62,982, 1996......           5,309,829          3,196,220
Other..............................................................................             268,378             99,844
                                                                                            -----------        -----------
Total other assets.................................................................           5,578,207          3,296,064
                                                                                            -----------        -----------

Total assets.......................................................................         $33,021,760        $21,969,008
                                                                                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt..................................................           $ 113,477          $ 915,253
Convertible notes..................................................................                  --            500,000
Accounts payable and accrued expenses..............................................           4,399,025          4,768,269
Payroll and sales taxes............................................................             806,844            727,118
Income taxes payable...............................................................             211,995            126,538
Other notes payable................................................................                  --            195,477
Deferred revenue...................................................................           1,158,795          1,168,334
Advances from shareholders.........................................................                  --             95,862
                                                                                            -----------        -----------
Total current liabilities..........................................................           6,690,136          8,496,851
                                                                                            -----------        -----------

LONG-TERM LIABILITIES
Note payable, bank.................................................................                  --          9,210,795
Deferred rent obligation...........................................................             118,632            130,402
Debt obligations, net of current portion...........................................             811,371          3,008,846
                                                                                            -----------        -----------
Total long-term liabilities........................................................             930,003         12,350,043
                                                                                            -----------        -----------

MINORITY INTEREST                                                                                    --                 --
                                                                                            -----------        -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock: $.01 par value, 50,000,000 shares authorized;
at September 30, 1997, 13,347,969 shares issued and outstanding;
at December 31, 1996, 8,587,739 shares issued and outstanding......................             133,479             85,877
Preferred stock, $.01 par value, 10,000,000 shares authorized......................                  --                 --
Additional paid-in capital.........................................................          22,783,940            365,877
Retained earnings..................................................................           2,484,202            670,360
                                                                                            -----------        -----------
Total shareholders' equity.........................................................          25,401,621          1,122,114
                                                                                            -----------        -----------

Total liabilities and shareholders' equity.........................................         $33,021,760        $21,969,008
                                                                                            ===========        ===========

            See Notes to Condensed Consolidated Financial Statements.



                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                 1997             1996
                                                                                                 ----             ----
NET REVENUES.......................................................................           $74,859,743      $58,914,238
                                                                                              -----------      -----------

COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)..........................            53,880,755       43,232,381
Selling and operating..............................................................            11,758,221       10,022,739
General and administrative.........................................................             5,958,121        4,310,467
                                                                                              -----------      -----------

Total costs and expenses...........................................................            71,597,097       57,565,587
                                                                                              -----------      -----------

INCOME  FROM OPERATIONS............................................................             3,262,646        1,348,651

OTHER INCOME (EXPENSES), NET.......................................................                 9,404        (599,597)
                                                                                              -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
SUBSIDIARY.........................................................................             3,272,050          749,054

INCOME TAX EXPENSE.................................................................             1,458,208          614,700
                                                                                              -----------      -----------

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY.............             1,813,842          134,354

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY...........................                    --          616,752
                                                                                              -----------      -----------

NET INCOME.........................................................................            $1,813,842         $751,106
                                                                                              ===========      ===========

NET INCOME PER SHARE

          PRIMARY..................................................................                $ 0.14           $ 0.08
                                                                                                   ======           ======

          FULLY DILUTED............................................................                $ 0.14           $ 0.08
                                                                                                   ======           ======


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                           1997            1996
                                                                                           ----            ----
NET REVENUES.......................................................................    $ 25,318,768     $ 21,587,072
                                                                                       ------------     ------------

COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)..........................      17,759,069       15,644,799
Selling and operating..............................................................       3,627,441        3,658,749
General and administrative.........................................................       2,037,753        1,462,356
                                                                                       ------------     ------------

Total costs and expenses...........................................................      23,424,263       20,765,904
                                                                                       ------------     ------------

INCOME  FROM OPERATIONS ...........................................................       1,894,505          821,168

OTHER INCOME (EXPENSES), NET.......................................................          62,048        (228,158)
                                                                                       ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
SUBSIDIARY.........................................................................       1,956,553          593,010

INCOME TAX EXPENSE.................................................................         784,125          411,200
                                                                                       ------------     ------------

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY.............       1,172,428          181,810

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY...........................              --          387,752
                                                                                       ------------     ------------

NET INCOME ........................................................................     $ 1,172,428        $ 569,562
                                                                                       ============     ============



NET  INCOME PER SHARE

          PRIMARY..................................................................          $ 0.09           $ 0.06
                                                                                             ======           ======

          FULLY DILUTED............................................................          $ 0.09           $ 0.06
                                                                                             ======           ======


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                                  Additional
                                                                                   Paid-In             Retained
                                                     Common Stock                  Capital             Earnings             Total
                                                 Shares          Amount           ----------           --------             -----
                                                 ------          ------
Balance, December 31, 1996.............         8,587,739       $ 85,877         $ 365,877          $ 670,360          $ 1,122,114

Merger Transactions (See Note 1).......         1,194,230         11,942         2,416,498                 --            2,428,440

Initial Public Offerings (See Note 1)..         3,000,000         30,000        19,207,225                 --           19,237,225

Conversion of Debentures...............           526,000          5,260           494,740                 --              500,000

Conversion of Note Payables (See Note 1)           40,000            400           299,600                 --              300,000

Net income.............................               --             --                --           1,813,842            1,813,842
                                               ----------      ---------      ------------        -----------         ------------

Balance, September 30, 1997............        13,347,969      $ 133,479      $ 22,783,940        $ 2,484,202         $ 25,401,621
                                               ==========      =========      ============        ===========         ============


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                              1997          1996
                                                                                              ----          ----
OPERATING ACTIVITIES
 Net Income  for the period.........................................................      $ 1,813,842    $ 751,106
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation..................................................................          461,793      302,470
      Amortization..................................................................          285,581       93,944
      Deferred rent.................................................................          (11,770)     (19,905)
      Provision for losses on accounts receivable...................................          153,479      369,528
      Stock compensation............................................................           29,250           --
      Minority interest in net loss of consolidated subsidiary......................               --     (616,752)
 Changes in operating assets and liabilities:
 (Increase) decrease in:
      Accounts receivable...........................................................       (4,154,295)  (3,741,379)
      Inventories...................................................................          405,631     (278,728)
      Prepaid  income taxes.........................................................           10,202       60,687
      Other current assets..........................................................          438,491     (521,312)
      Other assets..................................................................         (168,534)    (135,877)
 Increase (decrease) in:
      Accounts payable and accrued expenses.........................................        1,488,756    1,465,440
      Payroll and sales taxes.......................................................           79,726     (150,456)
      Deferred revenue..............................................................           (9,539)     187,065
      Income taxes  payable.........................................................           85,457       36,013

        Net cash provided by (used in) operating activities.........................          908,070   (2,198,156)
                                                                                          -----------  -----------

 INVESTING ACTIVITIES
 Purchases of property and equipment................................................       (1,109,012)    (442,930)
 Purchase/acquisition of companies..................................................               --     (554,448)
 (Increase) decrease in notes receivable, officers and employees, net...............          577,287     (209,326)
                                                                                          -----------  -----------

        Net cash used in investing activities.......................................         (531,725)  (1,206,704)
                                                                                          -----------  -----------

 FINANCING ACTIVITIES
 Cash acquired in business combination..............................................               --      150,701
 Proceeds from (repayments of) notes payable, bank, net.............................       (9,960,795)   2,778,669
 Proceeds (repayments) of bank overdrafts...........................................       (1,858,000)     321,000
 Principal payments on long-term debt...............................................       (2,144,728)    (580,019)
 Proceeds from issuance of stock and exercise of warrants, net......................       19,237,225           16
 Repayments from shareholders.......................................................          (95,862)     (34,643)
 Issuance of Series A Preferred Shares, net of costs................................               --      888,000
                                                                                          -----------  -----------

         Net cash provided by financing activities..................................        5,177,840    3,523,724
                                                                                          -----------  -----------

 INCREASE IN CASH AND CASH EQUIVALENTS..............................................        5,554,185      118,864
 CASH AND CASH EQUIVALENTS, BEGINNING...............................................          105,069       35,078
                                                                                          -----------  -----------

 CASH AND CASH EQUIVALENTS, ENDING..................................................      $ 5,659,254    $ 153,942
                                                                                          ===========  ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:

 Interest...........................................................................        $ 295,000     $600,000
                                                                                          ===========  ===========
 Income taxes.......................................................................      $ 1,329,000      300,000
                                                                                          ===========  ===========




            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company"), (formerly Judge, Inc.) a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Imaging and Network Services" business) and (iii) IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At September 30, 1997, the Company had offices in Bala Cynwyd, Pennsylvania; Hartford, Connecticut; Foxborough and Wakefield, Massachusetts; Tampa, Florida; Moorestown and Edison, New Jersey and Alexandria, Virginia.

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

On September 4, 1996, The Boards of Directors of the Company and JIS approved the merger of JIS into a newly-formed, wholly-owned subsidiary of the Company (the "Merger"). The terms of the Merger called for the conversion of each share of JIS common stock (not already owned by the Company) and Series A preferred stock into $2.50 of value based on the public offering price of The Judge Group, Inc. common stock. Based upon the offering price of $7.50 per share, the Company issued 1,194,230 shares of The Judge Group, Inc. common stock to the shareholders of JIS at the closing of its initial public offering in 1997. In accordance with Accounting Principles Board Opinion No. 16 and related literature, the acquisition by the Company in the Merger of the majority of the shares of JIS, which were owned by the Company, Martin E. Judge, Jr. or other owners of the Company securities, was accounted for as a corporate reorganization of entities under common control, at historical cost, similar to pooling accounting. However, the acquisition by the Company in the Merger of the remaining JIS shares (the "Minority Shares") was accounted for in accordance with "purchase accounting" whereby the pro rata portion of JIS's assets and liabilities were recorded at their fair values. The excess of the value of the Company shares issued in exchange for the Minority Shares over the fair value of the net assets attributable to the minority interest was recorded as goodwill.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS--(Continued)

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933. Effective February 20, 1997 the Company successfully completed its initial public offering of common shares. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately prior to the initial public offering the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares. The Company issued 40,000 common shares in lieu of $300,000 of notes payable to Berkeley, in accordance with the purchase agreement with Berkeley. In connection with the initial public offering, the Company incurred approximately $1,669,000 of accounting, legal, printing and other costs as of September 30, 1997 and such costs have been charged to additional paid in capital as a reduction of the proceeds from the initial public offering. As of December 31, 1996 approximately $1,017,000 of such costs were included in other current assets.

Unless the context indicates otherwise, references to the Company herein prior to February 29, 1996 include reference to its wholly-owned subsidiaries and JCC and such references subsequent to February 29, 1996 include reference to its wholly-owned subsidiaries and JIS.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable and Accounts Payable

Accounts receivable at September 30, 1997 and December 31, 1996 were net of allowances for doubtful accounts of $724,000 and $661,000, respectively.

Included in accounts receivable was unbilled work-in-process of approximately $529,000 and $524,000 at September 30, 1997 and December 31, 1996, respectively. Included in accounts payable and accrued expenses was approximately $380,000 and $283,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at September 30, 1997 and December 31, 1996, respectively.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank and other short-term investments with original maturities of three months or less.

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years for Systems Automation and over fifteen years for JIS and Berkeley. The Systems Automation and Berkeley acquisitions were effective September 30, 1996 and the JIS acquisition was effective February 20, 1997 (See Note 3). Amortization of goodwill for the nine months ended September 30, 1997 was approximately $286,000 and is included in general and administrative expense in the consolidated statement of operations.

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

Earnings Per Share

The number of shares used in the earnings per share calculation and convertible note share conversion (see Note 7) has been adjusted for the 52.6 for 1.0 stock split which occurred in September 1996.

Primary earnings per share amounts for the nine months ended September 30, 1997 and 1996 were computed based on the weighted average number of shares actually outstanding. The number of shares used in the computation were approximately 12,563,000 and 8,588,000 in 1997 and 1996, respectively. The number of shares used in the computation for the three months ended September 30, 1997 and 1996 were approximately 13,348,000 and 8,588,000 respectively.

Fully diluted earnings per share amounts for the nine months ending September 30, 1997 and 1996 were based on the weighted average number of shares calculated for primary earnings per share purposes increased by the number of shares that would be outstanding assuming conversion of outstanding convertible notes (see
Note 7). The number of shares used in the computation were approximately 12,650,000 in 1997 and 9,114,000 in 1996. The number of shares used in the computation for the three months ended September 30, 1997 and 1996 were approximately 13,348,000 and 9,114,000 respectively.


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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS--(Continued)

The JCC/DI Merger was accounted for as a "reverse acquisition" whereby JCC, in substance, acquired DI, allocating the fair value of JCC shares exchanged over the relative fair value of assets and liabilities of DI (assumed to equal its book value) prior to the merger. No value was ascribed to DI's net loss carryforwards as a result of limitations on these carryforwards subsequent to the change in control. Accordingly, the historical financial statements included in the consolidation prior to the acquisition are those of the acquirer, JCC, and are those of JIS for the period subsequent to the merger. Operating results for the Company for the three and nine months ended September 30, 1996, on a pro forma basis as though DataImage had been acquired as of January 1, 1996, are shown below.

Effective September 30, 1996, the Company purchased 100% of the issued and outstanding stock of Berkeley. Berkeley, founded in 1980, is a provider of IT training services to corporate, governmental and individual clients. The total acquisition cost was $2,232,200. As of September 30, 1997, $828,400 of the acquisition cost is still outstanding, of which $256,200 has been converted into a note payable. The remaining portion of the balance of $572,200 is contingent on Berkeley attaining certain pre-tax income amounts in 1997. The acquisition was accounted for as a purchase and results of operations of Berkeley are included in the statement of operations for the three and nine months ended September 30, 1997. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $2,220,000, which is being amortized over fifteen years, beginning in October 1996. Operating results for the Company for the three and nine months ended September 30, 1996, on a pro forma basis as though Berkeley had been acquired as of January 1, 1996, are shown below.

Also effective September 30, 1996, the Company purchased substantially all of the tangible and intangible assets, and assumed all of the liabilities, of Systems Automation. Systems Automation is a provider of advanced technical solutions to increase the efficiency of business processes, such as network and document management systems design, integration, implementation, maintenance and training, business process redesign, project management and advanced applications development. The total acquisition cost was $547,252. The acquisition was accounted for as a purchase and results of operations of Systems Automation are included in the statement of operations for the three and nine months ended September 30, 1997. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,040,000, which is being amortized over ten years, beginning in October 1996. Operating results for the Company for the three and nine months ended September 30, 1996, on a pro forma basis as though Systems Automation had been acquired as of January 1, 1996, are shown below.

As described in Note 1, upon the successful completion of the Company's initial public offering in February 1997, JIS was merged into the Company.

The following sets forth the combined results for the Company, DataImage, Berkeley, JIS and Systems Automation for the three and nine months ended September 30, 1997 and 1996, as if the business combinations occurred at January 1, 1997 and 1996, respectively.



                                                       Three Months Ended                            Nine Months Ended
                                                          September 30,                                September 30,
                                                          -------------                                -------------
                                                     1997                   1996                   1997                   1996
                                                     ----                   ----                   ----                   ----
Net revenues.............................        $ 25,318,768           $ 22,551,867           $ 74,859,743          $ 61,947,988
                                                 ============           ============           ============          ============

Income from operations...................        $  1,894,505           $    637,468           $  3,235,988          $  1,022,133
                                                 ============           ============           ============          ============

Net Income (loss) .......................        $  1,172,428           $     67,732           $  1,801,597             ($ 87,800)
                                                 ============           ============           ============          ============

         Pro-forma adjustments include adjustments to interest expense, amortization expense (goodwill), income tax expense/benefit and elimination of minority interest.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS--(Continued)

Primary and fully diluted net income per share of common stock is calculated as follows:


                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                    ------------------------------         ------------------------------
                                                        1997             1996                  1997               1996
                                                    ------------    --------------         ------------        ----------
Net Income (loss) attributable to common
    shareholders............................        $  1,172,428    $       67,732         $  1,801,597         ($ 87,800)
                                                    ============    ==============         ============        ==========
Weighted average number of shares...........          13,347,969        13,347,969           13,347,969        13,347,969
                                                    ============    ==============         ============        ==========
Net Income (loss) per share attributable  to
    common shareholders.....................               $0.09             $0.01                $0.13            ($0.01)
                                                    ============    ==============         ============        ==========


Weighted average number of shares includes actual shares outstanding increased by the number of shares issued in respect to the conversion of Company convertible debentures, the number of shares issued in the Company's initial public offering, the number of shares issued in the JIS merger, and the number of shares issued in conjunction with the Berkeley acquisition.


NOTE 4. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company, JTS and JIS under a $11,000,000 credit facility, of which $10,000,000 represents a line of credit and $1,000,000 represents a term loan. At December 31, 1996, the line of credit bore interest at the prime rate plus 1% per annum. Maximum permitted borrowings thereunder is the lesser of $10,000,000 or 80% of qualified accounts receivable, as defined in the line of credit agreement. Upon completion of the initial public offering in February 1997, the Company repaid all obligations related to its note payable, bank. In accordance with the line of credit agreement, the Company has the full amount available for future borrowing needs. In addition, the shareholder guarantees have been released, and future borrowings will bear interest at the bank's prime rate.

Included in accounts payable and accrued expenses at December 31, 1996 were approximately $1,858,000 of bank overdrafts.

Interest expense charged to operations was approximately $11,000 and $228,000 for the three months ended September 30, 1997 and 1996, respectively, and $202,000 and $600,000 for the nine months ended September 30, 1997 and 1996, respectively.


NOTE 5. LONG-TERM DEBT

With a portion of the proceeds from the initial public offering, the Company paid off a significant amount of its long-term debt in 1997.


NOTE 6. ADVANCES FROM SHAREHOLDERS

JIS/JCC had advances from shareholders of $95,862 at December 31, 1996 all of which was repaid with a portion of the proceeds from the Company's initial public offering.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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


NOTE 8. INCOME TAXES

The Company files a consolidated Federal income tax return with most of its wholly-owned subsidiaries. In prior years, JTS and JCC/JIS were not included in the Company's consolidated Federal income tax return, as the Company previously owned less than 80% of each such Company's outstanding common shares. Under Internal Revenue regulations, JTS and JCC/JIS were not part of the consolidated group for tax purposes and filed their own Federal income tax returns. Effective January 1, 1997, JTS will file as part of the consolidated group and effective February 20, 1997, JIS will also file as part of the consolidated group. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

In accordance with APB 28 (Interim Financial Reporting) income taxes are calculated at the estimated effective annual (federal and state) rates of approximately 40% for the nine months ended September 30, 1997 and 1996.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 9. SHAREHOLDERS' EQUITY

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

In February 1996, JCC raised approximately $1,097,000 ($888,000, net of costs) in a private offering of 822,628 Series A convertible preferred shares ("JCC Series A Preferred") at a purchase price per share of $1.33. At the effective time of the JCC/DI Merger, these preferred shares were converted into the same number of JIS Series A preferred shares ("JIS Series A Preferred"). The JIS Series A Preferred shares carry a cumulative dividend of 7% per year (aggregating approximately $45,000 at December 31, 1996). In conjunction with the Company's initial public offering, these preferred shares were converted into common shares in February 1997 (see Notes 1 and 3). At December 31, 1996, the JIS Series A Preferred stock is presented at $-0- as "minority interest" in the accompanying consolidated balance sheet. Approximately $617,000 of JIS losses have been allocated to this minority interest in the accompanying consolidated statement of operations for the nine months ended September 30, 1996.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY JUDGE, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 11. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the nine months ended September 30, 1997, the Company entered into the following non-cash transactions:

o     incurred goodwill of $2,399,190 in the business combination with JIS;

o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;

o converted $500,000 of convertible debentures into 526,000 shares of common stock.

During the nine months ended September 30, 1996, the Company entered into the following non-cash transactions:

o entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $432,000;

o     incurred long-term debt ($2,379,452) for certain business combinations
      (Note 3);

o     termed out $1,000,000 of the existing line of credit into long-term debt.

Effective February 29, 1996, JCC and DI effected a Business Combination (see
Note 3) and effective September, 1996, the Company and Berkeley and Systems Automation effected business combinations (see Note 3):

Acquisition of Business:

Inventories........................................            $  118,476
Accounts receivable................................               704,007
Property and equipment, net........................               374,616
Other assets.......................................                96,204
                                                               ----------
                                                                1,293,303
                                                               ----------

Accounts payable and accrued expenses..............              (644,170)
Due to the Company.................................              (100,000)
Deferred revenue and customer deposits.............              (849,234)
Debt obligations...................................              (402,198)
                                                               ----------
                                                               (1,995,602)
                                                               ----------
Net assets acquired (liabilities
assumed) in business combination...................            ($ 702,299)
                                                               ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report.

OVERVIEW

         The Company achieved overall revenue growth rates of 17.3% and 27.1% for the three months and nine months ended September 30, 1997, respectively, compared to prior year periods, with all four of the Company's businesses experiencing revenue growth. In the Company's largest business, Contract Placement, revenues increased by 7.2% in the three months ended September 30, 1997 compared to the prior year period due primarily to higher average billing rates. This growth rate was slightly below Company expectations due to a focus of sales efforts on higher margin placements which enabled this business to achieve higher operating income. Operating income in the Contract Placement business increased by 59.8% in the three months ended September 30, 1997 compared to the prior year period. Management expects this trend of higher margin placements to continue in the Contract Placement business. As a result, management expects modest revenue growth in the fourth quarter and overall annual revenue growth consistent with historical rates. Due to the Company's emphasis on higher margin placements, the Company expects operating income in this business to grow annually at approximately the current quarterly growth rate. During the three months ended September 30, 1997, the Contract Placement business opened two new offices in Alexandria, Virginia, serving metropolitan Washington, D.C., and in New York City and incurred certain expenses related to these office openings. The Company anticipates that these two new offices will generate revenue during the fourth quarter of 1997.

         During the third quarter of 1997, the Company's Imaging and Network Services business achieved operating income of $27,000 compared to a loss of $329,000 in the prior year period. This increase in operating income was attributable to reduced overhead costs including the reduction of administrative, production and sales personnel and the closing of its Tampa, Florida office. The revenue growth of 33% experienced by the Company's Imaging and Network Services business in the nine months ended September 30, 1997 was attributed to the sales efforts of the retained sales and production support personnel. The Company will continue to adjust its pricing and cost structure in its Imaging and Network Services business to achieve sustained profitability. While the Company believes that the Imaging and Network Services business will ultimately achieve sustained profitability, it cannot predict the timing of such profitability.

         The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of net revenues, for the periods indicated:


                                                    NINE MONTHS ENDED                             THREE MONTHS ENDED
                                                      September 30,                                 September 30,
                                                       (Unaudited)                                   (Unaudited
                                         ------------------------------------------   -------------------------------------------
 (Dollars in thousands)                           1997                    1996                  1997                  1996
                                         ------------------------------------------   -------------------------------------------
 Net Revenues:
   Permanent Placement                   $  6,201       8.3%    $  4,265       7.2%   $  2,118        8.4%   $  1,650        7.7%
   Contract Placement                      53,247      71.1%      44,622      75.8%     17,179       67.9%     16,019       74.2%
   Imaging and Network Services            13,338      17.8%      10,027      17.0%      5,276       20.8%      3,918       18.1%
   IT Training                              2,074       2.8%          --         --        746        2.9%         --          --
                                         --------     ------    --------     ------   --------      ------   --------      ------
 Consolidated Net Revenues               $ 74,860     100.0%    $ 58,914     100.0%   $ 25,319      100.0%    $21,587      100.0%
                                         ========     ======    ========     ======   ========      ======   ========      ======

 Income (loss) From Operations:
   Permanent Placement                   $  1,066      17.2%   $     499      11.7%  $     436       20.6%   $    299       18.1%
   Contract Placement                       5,091       9.6%       2,635       5.9%      1,975       11.5%      1,236        7.7%
   Imaging and Network Services            (1,147)     (8.6%)       (709)     (7.1%)        27         .5%       (329)      (8.4%)
   IT Training                                (30)     (1.4%)         --         --          7         .9%         --          --
   Corporate Overhead Expense              (1,718)       N/A      (1,076)       N/A       (551)        N/A       (383)        N/A
                                         --------     ------    --------     ------   --------      ------   --------      ------
 Consolidated Income From Operations     $  3,262       4.4%    $  1,349       2.3%   $  1,894        7.5%   $    821        3.8%
                                         ========     ======    ========     ======   ========      ======   ========      ======

Included in corporate overhead expense are salaries, benefits and related costs for the Company's founder and chief executive officer, Martin E. Judge, Jr., and for corporate level financial, legal, human resources, management information systems and marketing personnel. Also included in corporate overhead is amortization of goodwill related to two acquisitions completed in September 1996 and the JIS merger completed in February 1997. There was no charge for goodwill for the nine months and quarter ending September 30, 1996.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:


                                                 THREE MONTHS              NINE MONTHS
                                                     ENDED                    ENDED
                                                 SEPTEMBER 30             SEPTEMBER 30
                                             --------------------      ------------------
                                               1997         1996        1997        1996
                                             --------------------      ----------- ------
Net Revenues                                  100.0%       100.0%      100.0%      100.0%
Cost of Sales                                  70.1%        72.5%       72.0%       73.4%
(exclusive of items shown separately
below)
Selling and Operating                          14.4%        16.9%       15.7%       17.0%
General and Administrative                      8.0%         6.8%        7.9%        7.3%
                                              ------       ------      ------      ------
Total Cost and Expenses                        92.5%        96.2%       95.6%       97.7%
Income From Operations                          7.5%         3.8%        4.4%        2.3%
Interest Income (Expense) and Other, Net         .2%        (1.1%)        --%       (1.0%)
                                              ------       ------      ------      ------
Income Before Income Taxes                      7.7%         2.7%        4.4%        1.3%
                                              ======       ======      ======      ======



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net Revenues. Consolidated net revenues increased by 17.3%, or $3.7 million, for the three months ended September 30, 1997 compared to the prior year period. Revenue for the Contract Placement business increased by 7.2%, or $1.2 million, for the three months ended September 30, 1997, compared to the prior year period. Revenues for Contract Placement business increased primarily due to a 17.0% increase in average bill rates. Revenue for the Permanent Placement business increased by 28.4%, or approximately $468,000, for the three months ended September 30, 1997, compared to the prior year period due primarily to increased sales per recruiter and an increase in average placement fees. Revenue for the Imaging and Network Services business increased by 34.7%, or $1.4 million, for the three months ended September 30, 1997 compared to the prior year period. This increase in revenues was primarily attributable to the approximately $763,000 contributed in 1997 by the imaging and document management business acquired in September 1996. The IT Training business, acquired in September 1996, generated net revenues of $746,000 for the three months ended September 30, 1997.

         Cost of Sales. Consolidated cost of sales increased by 13.5%, or $2.1 million, for the three months ended September 30,1997 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 70.1% from 72.5%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 76.4% from 79.3% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services and increased average gross profit margins obtained by the Boston and National offices, where average profit margins increased by approximately 1.8 and 1.1 percentage points, respectively, during the three months ended September 30, 1997 compared to the prior year period. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Imaging and Network Services business cost of sales as a percentage of its revenue increased to 75.9% from 75.0%, primarily related to the two State of New Jersey contracts which contributed 1.1 percentage point increase in cost of sales for the three months ended September 30, 1997 compared to prior year period. The IT Training business, acquired in September 1996, also contributed an additional $639,000 in cost of sales, representing 85.6% of that business' revenues.

         Selling and Operating. Consolidated selling and operating expenses decreased by 0.9%, or $31,300, for the three months ended September 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 14.4% from 16.9% for the three months ended September 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business decreased to 8.2% from 9.8% for the three months ended September 30, 1997 compared to the prior year period. This decrease was mainly attributable to a lower number of sales and recruiting personnel on staff and decreased bad debt expense during the three months ended September 30 1997 as compared to the three months ended September 30, 1996. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 67.4% from 70.4% for the three months ended September 30, 1997 compared to the prior year period, which was attributed to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Imaging and Network Services business decreased to 13.7% from 22.3% for the three months ended September 30, 1997 compared to the prior year period, primarily due to a reduction in sales personnel in the first quarter of 1997.

         General and Administrative. Consolidated general and administrative expenses increased 39.3%, or $575,000, for the three months ended September 30, 1997, compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues, increased to 8.0% from 6.8% for the three months ended September 30, 1997 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, specifically management information systems, accounting, legal and human resources personnel hired in 1996 and 1997 which added approximately $213,000 to corporate overhead for the three months ended September 30, 1997, compared to the prior year period. In addition, the amortization of goodwill related to the acquisitions increased corporate overhead costs by $103,000 in the three months ended September 30, 1997 compared to the prior year period. As a result of the two acquisitions in September 1996 and increased office space in the Edison, New Jersey office, rent expense increased by approximately $156,000 for the three months ended September 30, 1997 compared to prior year period. The IT Training business, acquired in September of 1996, incurred general and administrative expenses for the three months ended September 30, 1997 of approximately $100,000.

         Interest. Interest expense was $11,000 and $228,000 for the three months ended September 30, 1997 and 1996, respectively. Interest income was $73,000 and $0 for the three months ended September 30, 1997 and 1996, respectively. This decrease in interest expense and increase in interest income was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds.

         Income Taxes. The effective tax rates for the three months ended September 30, 1997 and 1996 were 40.1% and 69.3% respectively. Since the Company's merger with JIS (which includes the Imaging and Network Services business) on February 20, 1997, this business units losses have been consolidated for tax purposes and any future losses generated by the Imaging and Network Services business will be used in the calculation of income tax expense or benefit.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net Revenues. Consolidated net revenues increased by 27.1%, or $15.9 million, for the nine months ended September 30, 1997 compared to the prior year period. Revenue for the Contract Placement business increased by 19.3%, or $8.6 million, for the nine months ended September 30, 1997, compared to the prior year period. Contract Placement revenues increased primarily due to a 18.7% increase in average bill rates and an increase in sales-per-recruiter. Revenue for the Permanent Placement business increased by 45.4%, or $1.9 million, for the nine months ended September 30, 1997, compared to the prior year period. Contributing to this increase was an increase in the number of placements, a 14.9% increase in the average placement fee and a 47% increase in the number of recruiters in the nine months ended September 30, 1997 compared to the prior year period. Revenue for the Imaging and Network Services business increased by 33.0%, or $3.3 million, for the nine months ended September 30, 1997 compared to the prior year period, which was attributable to two contracts with the State of New Jersey obtained in the second quarter of 1997 and approximately $1.5 million of the revenue contributed in 1997 by the imaging and document management business acquired in September 1996. The IT Training business, acquired in September 1996, generated net revenues of $2.1 million for the nine months ended September 30, 1997.

         Cost of Sales. Consolidated cost of sales increased by 24.6%, or $10.6 million, for the nine months ended September 30,1997 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 72.0% from 73.4%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 78.3% from 80.0%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. Average gross profit margins obtained by the Contract Placement's metropolitan Boston and National offices increased by approximately
2.1 and 2.2 percentage points, respectively, during the nine months ended September 30, 1997 compared to the prior year period. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Imaging and Network Services business, cost of sales as a percentage of its revenue increased to 77.8% from 75.1%, primarily as a result of the two State of New Jersey contracts received in the second quarter of 1997 which contributed a 1.1 percentage point increase in cost of sales for the nine months ended September 30, 1997 compared to the prior year period. The IT Training business, acquired in September 1996, also contributed an additional $1.8 million in cost of sales, representing 86.0% of that business' revenues.

         Selling and Operating. Consolidated selling and operating expenses increased by 17.3%, or $1.7 million, for the nine months ended September 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 15.7% from 17.0% for the nine months ended September 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business decreased to 9.0% from 10.3% for the nine months ended September 30, 1997 compared to the prior year period. This decrease was mainly attributable to a lower number of sales and recruiting personnel and a decrease of approximately $371,000 in bad debt expense for this business in the nine months ended September 30, 1997 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 71.6% from 75.3% for the nine months ended September 30, 1997 compared to prior year period, attributable primarily to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Imaging and Network Services business decreased to 18.4% from 20.5% for the nine months ended September 30, 1997 compared to the prior year period, due primarily to a reduction of sales personnel in the first quarter of 1997.

         General and Administrative. Consolidated general and administrative expenses increased 38.2%, or $1.6 million, for the nine months ended September 30, 1997 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues, increased to 7.9% from 7.3% for the nine months ended September 30, 1997 compared to the prior year period. Contributing to this increase was $548,000 of personnel and related administrative expenses in the Imaging and Network Services business, primarily due to the acquisition of the imaging and document management company on September 30, 1996. Expansion of the Company's corporate staff, specifically management information systems, accounting, legal and human resources personnel hired in 1996 and 1997, increased corporate overhead by $356,000 for the nine months ended September 30, 1997 compared to prior year period. In addition, the amortization of goodwill related to the two acquisitions in September 1996 and the JIS merger in February 1997 increased corporate overhead costs by $286,000 in the nine months ended September 30, 1997 compared to the prior year period. As a result of the acquisitions and increased office space in the Edison, New Jersey office, rent expense increased by approximately $407,000 for the nine months ended September 30, 1997 compared to the prior year period. The IT Training business, acquired in September of 1996, general and administrative expenses for the nine months ended September 30, 1997 were approximately $330,000, or 15.5% of that business' revenues.

         Interest. Interest expense was $202,000 and $600,000 for the nine months ended September 30, 1997 and 1996, respectively. Interest income was $211,000 and $0 for the nine months ended September 30, 1997 and 1996, respectively. This decrease in interest expense and increase in interest income was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds.

         Income Taxes. The effective tax rates for the nine months ended September 30, 1997 and 1996 of 44.6% and 82.1%, respectively, are higher than the applicable statutory tax rate of 34%, primarily due to our state tax liabilities and the net operating losses for the Imaging and Network Services business, which are consolidated for financial but not for tax reporting purposes in 1996 and also for the period of January 1, 1997 through February 20, 1997. However, since the Company's merger with JIS (which includes the Imaging and Network Services business) on February 20, 1997, this business unit is now consolidated for tax purposes and any future losses generated by the Imaging and Network Services business will also be used in the calculation of income tax expense or benefit. If the Imaging and Network Services business is able to achieve profitability, it will be able to utilize approximately $3.9 million (as of December 31, 1996) in federal operating loss carryforwards, which will expire between 2002 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In the nine months ended September 30, 1997, however, the funds available for working capital purposes increased substantially as a result of the receipt of the proceeds from its initial public offering. The Company continues to use the proceeds from the Offering as well as its cash flow from operations to fund its working capital needs. The Company typically maintains minimal cash balances, however the proceeds from the Company's Offering has currently increased its cash and cash equivalents as of September 30, 1997 to $5.7 million from approximately $105,000 at December 31, 1996 and $154,000 as of September 30, 1996. Most of the cash is invested in short-term, investment grade securities.

         The Company generated cash from operations of $0.9 million for the nine months ended September 30, 1997, as compared to a use of cash of $2.2 million for the same periods last year. This result is attributable to several factors, including an increase in net income of $1.1 million for the nine months ended September 30, 1997 compared to prior year period and an increase in cash from operations. Specifically, the Company was able to reduce inventory purchases and other current assets and increased its deferred revenue/customer deposits while still allowing for customary increases in accounts receivable related to increases in revenues.

         The Company currently has a $11.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (successor to Midlantic Bank, NA). The Line of Credit expires on May 31, 1998 and carries interest at the prime rate. This facility allows the Company to borrow the lesser of 80% of eligible receivables, or $11.0 million. As of September 30, 1997 the Company has no borrowings against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares.

         Cash purchases of fixed assets for the nine months ended September 30, 1997 and 1996 were $1.1 million and $443,000 respectively, related primarily to purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure.

         During the first quarter of 1997, the Company completed its Offering of common shares. From the proceeds of $20,906,000 (net of underwriting discounts and commission) the Company paid approximately $1,669,000 of accounting, legal, financial advisory, printing and other costs associated with the Offering. The Company repaid in full its note payable due to the bank in the amount of $10.0 million and repaid other long term debt of $2.1 million, which includes payments related to the notes payable for the two acquisitions.

         The Company anticipates that its primary uses of capital in future periods will fund increases in accounts receivable, finance acquisitions and the development of its corporate level sales force. The Company believes that the proceeds from the Offering and borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

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

         History of Operating Losses in Imaging and Network Services Business The Company's Imaging and Network Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $1.1 million for the nine month period ended September 30, 1997, and at September 30, 1997 had an accumulated deficit of $5.1 million. The losses have resulted from high marketing and general and administrative costs associated with building the division's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, the opening and closing of a new office, and the costs associated with the acquisition and integration of two imaging and document management companies. The Company is currently focusing on achieving profitability in its Imaging and Network Services business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve sustained profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Imaging and Network Services business will achieve a pricing and cost structure that will generate sustained profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Imaging and Network Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Imaging and Network Services business is unable to achieve sustained profitability, it will not realize the federal tax benefit of its $3.9 million operating loss carryforward at December 31, 1996 which will expire between 2002 and 2011.

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

10.11        Stock Option Agreement between the Company and Martin E. Judge, Jr.

10.12        Stock Option Agreement between the Company and Richard T. Furlano

10.13        Stock Option Agreement between the Company and Michael A. Dunn

10.14        Stock Option Agreement between the Company and Jeffrey J. Andrews

10.15        Stock Option Agreement between the Company and Katharine A.
             Wiercinski

11.1         Statement re Computation of Earnings Per Share.

27.1         Financial Data Schedule.

         No reports were filed by the Registrant on Form 8-K during the quarter ended September 30, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,


Dated:  November 14, 1997

           THE JUDGE GROUP, INC.                THE JUDGE GROUP, INC.


           By: /s/Jeffrey J. Andrews            By: /s/Martin E. Judge, Jr.
                  ------------------                   --------------------
                  Jeffrey J. Andrews                   Martin E. Judge, Jr.
                  Chief Financial Officer              Chairman of the Board and
                                                       Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.  Description of Document

11.1         Statement re Computation of Earnings Per Share.

27.1         Financial Data Schedule.

10.11        Stock Option Agreement between the Company and Martin E. Judge, Jr.

10.12        Stock Option Agreement between the Company and Richard T. Furlano

10.13        Stock Option Agreement between the Company and Michael A. Dunn

10.14        Stock Option Agreement between the Company and Jeffrey J. Andrews

10.15        Stock Option Agreement between the Company and Katharine A.
             Wiercinski