Form 10-K
period 1997-12-31
JUDGE GROUP INC
filed 1998-03-27
CIK 1022893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1997

                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                  23-1726661
 ---------------------------------             ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
 of Incorporation or Organization)

                            TWO BALA PLAZA, SUITE 800
                         BALA CYNWYD, PENNSYLVANIA 19004
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (610) 667-7700
              ----------------------------------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 23, 1998, the approximate aggregate market value of the voting stock held by non-affiliates of the Registrant was $67,221,210 based on the closing sales price of $5.00 of the Registrant's Common Stock on the NASDAQ Stock Market.

       As of March 23, 1998, 13,444,242 shares of the Registrant's Common
                            Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of the Registrant to be held during 1998 are incorporated by reference in Part III.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                     PART I

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS -- FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

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

         In contemplation of the Offering, among other things the Company: (i) executed certain reorganizational events, including a 52.6 for 1.0 stock split and the issuance of 526,000 Common Shares upon the conversion of $500,000 principal amount of the Company's 10% Convertible Senior Subordinated Notes (the "Convertible Notes), (ii) entered into an Agreement and Plan of Merger with Judge Imaging Systems, Inc., ("JIS") and Judge Acquisition, Inc. whereby JIS would be merged into Judge Acquisition, Inc. contemporaneously with the Offering and Judge Acquisition, Inc. changed its name to Judge Imaging Systems, Inc., and
(iii) acquired The Berkeley Associates Corp. ("Berkeley") and Systems Automation, Inc. ("Systems Automation"). The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Report on Form 10-K (the "Report"), which are hereby incorporated by reference.

GENERAL

         The Company services the Information Technologies ("IT") and engineering needs of its clients through the following four complementary operating units:


o   Contract Placement       Provides IT and engineering personnel ("technical
                             consultants") on a contract basis;

o   Permanent Placement      Provides IT and engineering personnel on a
                             permanent basis;

o   Information              Provides document management,
    Management Services      document conversion, computer
                             networking, imaging, workflow and related consulting services; and

o   IT Training              Provides standard and customized IT
                             training on established and emerging software applications.

         The Company's Contract Placement business provides technical consultants skilled in a variety of fields, such as applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet/Web-Site design, project consulting, project management, and Help Desk management. The Company provides technical consultants in the MidAtlantic and New England regions of the United States through five branch offices, and on a nationwide basis through its National Division. The Company maintains a database of over 125,000 technical consultants, and in 1997 provided over 1,500 technical consultants to approximately 480 clients.

         The Company's Permanent Placement business provides medium to high-level IT and engineering professionals on a permanent basis to clients nationwide. The Company maintains a database of over 90,000 IT and engineering professionals, and in 1997 placed 679 candidates with more than 385 clients.

         The Company's Information Management Services business offers advanced technical solutions to increase the efficiency of business processes, such as business process analysis and redesign, work automation, document management systems design, integration, implementation, maintenance, Internet development and training, project management, and advanced applications development. The Company is a value-added reseller and service facility for PC and network hardware, software and related peripherals manufactured by Compaq Computer Corp., ACER America Corp., International Business Machines, Apple Computer, Inc., Hewlett Packard Co. and others. The Company is a value-added reseller of Optika, Filenet, PCDOCS, Saros(C), Greenbar, Watermark, Keyfile, OTG and Lotus Notes, and integrates its imaging solutions on a variety of operating systems, including Banyan(R), Unix and Windows NT.

         The Company's IT Training business, acquired in September 1996, provides training on a range of software and network applications to corporate, governmental and individual clients. The IT Training business currently offers four licensed diploma courses, ten certificate courses, and over 130 open-enrollment courses, either in its own computer labs or at client locations. Besides expanding the Company's range of technical service offerings, the IT Training business will assist the Company in identifying emerging technologies and integrating such technologies into its organization through the training of its technical consultants and in-house personnel.

         The Company serves its clients through offices located in Bala Cynwyd, Pennsylvania; Edison and Moorestown, New Jersey; New York, New York; Hartford, Connecticut; Foxborough and Wakefield, Massachusetts; Tampa, Florida; Alexandria, Virginia; and Walled Lake, Michigan. The Company's client base includes various Fortune 500 companies and governmental agencies, including Merck & Company, Inc., Texas Instruments, Inc., Compaq Computer Corp., Intel Corp. and the City of Philadelphia.

SERVICES

CONTRACT PLACEMENT

         The Company provides IT, engineering and professional consultants on a contract basis to organizations with complex technology and staffing needs regionally through its offices in Bala Cynwyd, Pennsylvania; Foxborough, Massachusetts; Edison, New Jersey; New York, New York and Alexandria, Virginia, and nationally through its National Division in Foxborough. The Company expects its Foxborough regional office to move to Needham, Massachusetts in April 1998 in order to better service businesses in the Route 128 corridor in Metropolitan Boston. The Company maintains a database of over 125,000 technical consultants, and in 1997 placed over 1,500 consultants with approximately 480 clients. Typical engagements range in duration from six to twelve months, though some of the Company's technical consultants have been performing services for its clients for a period of more than five years. The Company's technical consultants and independent contractors often work jointly with clients' in-house IT personnel. The Company's Contract Placement business, founded in 1986, generated revenue of $50.8 million, $61.7 million and $70.4 million in fiscal 1995, 1996 and 1997 which represented 80.3%, 75.0%, and 71.4% of the Company's consolidated net revenues in those periods, respectively. The Company periodically experiences diminished revenue growth in the fourth quarter due to the effect of the Thanksgiving and Christmas holidays. Further, revenues can be depressed in the first quarter due to the effect of winter weather which can prevent contractors from billing hours and profitability is usually depressed during this period due to the payment by the Company of employment taxes.

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

         The Company seeks to develop new service offerings. Since many IT systems currently are incapable of recognizing dates subsequent to 1999, the Company has designed several approaches to assist clients in re-engineering their IT systems and databases to accommodate the year 2000 and beyond. The Company also utilizes the Consulting Services Division group of the Information Management Services business to assist their clients in achieving their business goals through optimization of technology. In addition, the Company has expanded the type of skilled personnel its Contract Placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. In 1997, the Company also focused its efforts on attracting and placing contractors with more specialized skills thereby enabling the Company to achieve higher margin placements. Furthermore, as it has done in the past, the Company will continue to leverage its Contract Placement capabilities by providing technical consultants to assist in the implementation and operation of systems installed by its Information Management Services business.

         The Company established its National Division in Foxborough, Massachusetts in 1991 to provide engineering personnel on a contract basis nationwide. The Company has expanded its national efforts to include placement of IT as well as engineering professionals. Revenue attributable to the National Division was $8.9 million, $10.8 million, and $11.3 million in 1995, 1996 and 1997, respectively.

PERMANENT PLACEMENT

         The Company's Permanent Placement business provides medium to high-level IT and engineering professionals nationwide through its regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; and Tampa, Florida. A significant portion of the Company's engineering placements are in food related industries and, to a lesser extent, the pharmaceutical industry. The Company maintains a database of over 90,000 engineering and IT applicants, and in 1997 it placed 679 professionals with more than 385 clients. As compensation for its service, the Company receives a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves such position during a standard guarantee period of thirty days. The Permanent Placement business, founded in 1970, generated revenues of $4.3 million, $5.9 million and $8.6 million in 1995, 1996 and 1997, representing 6.7%, 7.1% and 8.7% of total Company revenues for those periods, respectively.

INFORMATION MANAGEMENT SERVICES

         The Company provides various document management, document conversion, networking, imaging, workflow and related consulting services through regional offices in Bala Cynwyd, Pennsylvania; Moorestown and Edison, New Jersey; New York, New York; Hartford, Connecticut; Tampa, Florida; and Wakefield, Massachusetts. The Information Management Services business, which began operations in 1988, generated revenue of $8.2 million, $14.2 million and $16.4 million in fiscal 1995, 1996 and 1997, respectively, which represented 13.0%, 17.2% and 16.7% of the Company's consolidated net revenues. In 1997, sales of tangible products by this business accounted for 7.8% of total consolidated revenues.

         The Company is a value-added reseller and service facility for PC and network hardware, software and related peripherals for a variety of manufacturers and provides a full range of installation, training, maintenance, repair and network integration services. In addition, the Company assembles, sells and services its own private-label PC products.

         The Company sells and installs high-end, mid-range and low-end imaging systems, complementary software and database products and the technical engineering services necessary to deliver a "turn key" imaging system. The Company offers its customers hardware and software maintenance, support and training. The Company implements Optika Imaging Systems, Inc. software in Banyan(R), and Windows NT environments and is currently a value-added reseller of a variety of other imaging software systems. In addition, certain Company personnel have been certified by the Document Imaging Association, the only certification available in the document management industry. The Company integrates its imaging software solutions on hardware manufactured by International Business Machines, Compaq Computer Corp., Hewlett-Packard Co. and SunMicrosystems, Inc. operating under Windows NT and Unix operating systems.

         Through the Company's Consulting Services Division, it seeks to provide its clients with due diligence, analysis planning and design services for IT projects through process analysis, redesign and enabling technology implementation. The Company believes that a thorough understanding of a clients' existing IT system and work processes is necessary to the design of an optimal network and/or document management system. In 1996, the Company introduced its MENTOR Consulting Program, a Methodology for Evaluating New Technology and Organizational Redesign ("MENTOR(TM)"), to provide clients with a framework for selecting such a system. Under the MENTOR(TM) program the Company assigns senior level, multiple disciplinary study teams to evaluate the client's operations from technology, financial and overall business perspectives. This analysis includes a review of the architecture, security and limitations of the client's current IT system as well as the client's personnel and culture. Upon completion of this analysis, the Company presents the client with a detailed set of technological and work process recommendations.

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

TRAINING

         The Company's IT Training business, acquired in September 1996, provides training to client companies and trainees in a variety of software and network applications and generated revenue of $608,000 in the fourth quarter of fiscal 1996 and $3.2 million in fiscal 1997, which represented 0.7% and 3.2% of the Company's consolidated net revenues during such periods. The IT Training business provides these services at its facilities in Bala Cynwyd, Pennsylvania and Alexandria, Virginia, and at various off-site locations. The Company is an authorized training center for many major software manufacturers, including Microsoft, Adobe Systems Incorporated, Quark, Inc., Corel Corporation, and Claris Corporation, and is also an approved Apple Training Alliance Center, Microsoft Solutions Provider and Microsoft Advanced Technical Education Center. The Company's diploma programs in Desktop Publishing, Business Software, Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veteran's education by the U.S. Veteran's Administration. The Company also offers six certificate programs, often geared toward retraining mid-career workers in new technology applications, and 130 open-enrollment courses. The Company maintains fourteen computer labs in its Bala Cynwyd, Pennsylvania facility and four computer labs in its Alexandria, Virginia facility. In addition, the Company frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

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

CUSTOMERS

         The primary industries served by the Company include financial services, manufacturing, software/computers, government, and pharmaceutical. In 1997, no customer accounted for more than 10% of the Company's consolidated revenues.

COMPETITION

         The IT professional services industry is highly competitive and fragmented on the local, regional and national levels. The Company believes that some of its competitors are beginning to offer the full range of technical staffing, imaging, document management, consulting and training services that the Company currently provides. In addition, many companies offer one or two of the Company's services in all of the geographical markets in which the Company currently operates. Many of the Company's competitors have significantly greater name recognition and financial, technical and other resources and generate greater revenues and profits than the Company.

         Contract and Permanent Placement. Within any given geographical or technical specialty market, the Company competes for clients with other IT, engineering and professional service providers, outsourcing and consulting companies, systems integrators and, to a lesser extent, temporary personnel agencies. The majority of the competition is made up of smaller local and regional firms with a strong presence in their local markets and occasionally with a nationally franchised firm. The principal competitive factors for obtaining and retaining clients include: the ability to match technical consultant skills and personality with the client's requirements and culture; expertise of its technical consultants; price; client satisfaction; and overall responsiveness to client needs. The Company competes for technical consultants with other professional services providers, outsourcing and consulting companies, systems integrators, temporary personnel agencies and client companies. The principal competitive factors for recruiting and retaining technical consultants include compensation, availability and quality of benefits, consistent flow of high quality, varied assignments and an understanding of consultant skills and work preferences.

         Information Management Services. The information management services market is intensely competitive and subject to rapid technological change. In order to compete effectively, the Company needs to continually enhance its current product and service offerings and expand its professional services capabilities. The Company currently competes principally on the basis of its reputation, the breadth of its product line and services, including the ability to sell document management solutions responsive to each client's applications needs and budgetary constraints, provide consulting and conversion services, and the quality, ease of use, reliability and performance of the systems it offers. As there are relatively low barriers to entering the imaging marketplace, the Company expects additional competition from emerging companies as the market expands. In addition, the market includes participants in a variety of market segments, including systems consulting and integration firms such as F.Y.I. Inc. and Lanier Worldwide Inc., professional services companies, applications software firms, temporary employment agencies, the professional service groups of companies such as International Business Machines and Digital Equipment Corporation, facilities management and MIS outsourcing companies, certain multi-national accounting firms, and general management consulting firms.

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

REGULATION

         The Company's operations, as currently conducted, are subject to governmental regulation in the State of New Jersey, where the Company's Permanent Placement business is a licensed employment agency, and its Contract Placement business has registered with the Temporary Help Service Section of the Bureau of Employment and Personnel Services, a component of the Division of Consumer Affairs of the Department of Law and Public Safety and in Massachusetts where its Contract Placement business is registered as a service firm with the Department of Labor and Workforce Development. Compliance with such New Jersey and Massachusetts regulations has not and is not expected to have a material effect on the Company's business. The Company is unaware of any other jurisdictions in which its operations are subject to material governmental regulation.

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

EMPLOYEES

         As of December 31, 1997, the Company had 309 full time employees. On that date, there were also approximately 810 IT consultants working on full-time assignments for the Company's clients, of which approximately 88% were treated as employees of the Company and 12% were treated as independent contractors for federal and state tax purposes. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

RECENT TRANSACTIONS

         In 1997, the Company completed its Offering and its merger of JIS into the Company, and in 1998 acquired an IT staffing company in Detroit, Michigan.

         JIS Merger. As a condition to the completion of the Offering, the Company acquired JIS in a merger (the "Merger") in which JIS merged into a newly organized, wholly-owned subsidiary of the Company ("Judge Acquisition"). Judge Acquisition was the surviving corporation in the Merger and changed its name to "Judge Imaging Systems, Inc." effective February 20, 1997. This subsidiary is now doing business as "Judge Information Management Solutions." As a result of the Merger, JIS has become a wholly-owned subsidiary of the Company. The Merger was approved by the shareholders of JIS at a Special Meeting held on January 17, 1997. As consideration, each share of JIS common stock or Series A preferred stock, other than shares owned by the Company, outstanding at the time of the Merger were converted into .333 Common Shares of the Company, which consideration is equal to $2.50 divided by the initial public offering price. All JIS shares owned by the Company were canceled.

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

         In accordance with Accounting Principles Board Opinion No. 16 and related literature, the exchange of the majority of the shares of JIS, which were owned by the Company, Martin E. Judge, Jr. or other owners of Company securities, was accounted for as a corporate reorganization of entities under common control at historical cost, similar to pooling accounting. However, the exchange of the remaining JIS shares (the "minority interest") was accounted for in accordance with "purchase accounting" whereby the pro rata portion of JIS's assets and liabilities as of February 20, 1997 were recorded at their fair values. The excess of the value of the Company's Common Shares issued in exchange for the "minority interest" shares over the fair value of the net assets attributable to the minority interest was recorded as goodwill.

         Information Solutions, Inc. On March 5, 1998, the Contract Staffing business purchased substantially all of the assets of Information Solutions, Inc. ("ISI") and ISI Systems, Inc. ("ISI Systems") pursuant to an Asset Purchase Agreement dated as of March 5, 1998 among JTS, ISI, ISI Systems and John Runyon, the sole stockholder of both ISI and ISI Systems. ISI and ISI Systems were engaged in the permanent and contract placement businesses. The purchased assets consisted, among other things, of customer and supplier contracts, accounts receivable, tangible personal property and goodwill. The purchase price paid by JTS to ISI and ISI Systems was (i) $3,932,400 cash which was derived from the remaining proceeds of the registrant's initial public offering in February 1997 and from working capital, (ii) 100,000 shares of the unregistered common stock of the registrant (plus possible additional cash consideration to the extent that the market value of such common stock on March 5, 1999 is less than $15 per share), (iii) subordinated promissory notes in the principal amount of $640,000 and (iv) an earnout of a minimum of $250,000 and a maximum of $750,000 to be paid pursuant to a subordinated promissory note. The registrant guaranteed JTS' obligations to pay the purchase price to ISI and ISI Systems. There was no material relationship between registrant and any of the principals of ISI or ISI Systems.

ITEM 2.  PROPERTIES

         The Company does not own any real property. The Company has leased offices in the following locations:

                                                                               SERVICES OFFERED AS OF
 OFFICE                             SQUARE FEET     LEASE EXPIRATION           DECEMBER 31, 1997
 ------                             -----------     ----------------           -----------------
 Bala Cynwyd, Pennsylvania              36,200      October 31, 2002           Contract Placement; Information
                                                                               Management Services; Permanent
                                                                               Placement; IT Training

 Foxborough, Massachusetts              7,100       April 30, 2000             Contract Placement

 Moorestown, New Jersey                 12,800      October 31, 2000           Information Management Services

 Edison, New Jersey                     4,700       March 1, 2000              Subleased to third party

                                        11,800      February 28, 2006          Contract Placement; Permanent
                                                                               Placement; Information Management
                                                                               Services

 Alexandria, Virginia                   3,900       December 31, 2000          Contract Placement, IT Training

 Wakefield, Massachusetts               3,500       Month to Month             Information Management Services

 Hartford, Connecticut                  3,200       June 15, 2000              Information Management Services

 Tampa, Florida                         6,500       June 30, 2003              Permanent Placement*

 Needham, Massachusetts                 7,800       May 31, 2005               Contract Placement, Permanent
                                                                               Placement**

 New York, New York                     13,050      April 30, 2008             Contract Placement, Information
                                                                               Management Services***

 Walled Lake, Michigan                  4,000       August 31, 1998            Contract Placement****

*     Lease renewed; Contract Placement expected to expand to this office in
      1998.
**    Lease commences on or about April 15, 1998.
***   Lease commences May 1, 1998.
****  Acquired on March 5, 1998.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Report, there are no legal proceedings pending against the Company which management believes will have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

Name                                Age               Position
----                                ---               --------
Martin E. Judge, Jr.                53                Chief Executive Officer
Richard T. Furlano                  48                President; President, Judge Technical Services, Inc.
Michael A. Dunn                     49                Executive Vice President; President, Judge, Inc.
Jeffrey J. Andrews                  46                Chief Financial Officer and Treasurer
Katharine A. Wiercinski             37                Vice President and Secretary

         All of the above-mentioned officers, with the exception of Mr. Andrews, have been employed by the Company in various capacities during the past five years. Mr. Andrews was elected to his current position with the Company in May 1996. Previously, Mr. Andrews was an independent financial advisory consultant from September 1995 until May 1996, and served as Controller for Godwin Pumps of America (a manufacturer of industrial pumps) from September 1994 to August 1995. From April 1993 to August 1994, Mr. Andrews was a Manager for Ernst & Young, LLP, and prior to that time, was the President and sole shareholder of Andrews Associates, an investment banking firm.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Shares are traded on the The Nasdaq National Stock Market under the symbol JUDG. The Company's Common Shares began trading on February 14, 1997. Prior to that date, there was no market for the Company's Common Shares. The closing quotation for the Company's Common Shares on February 14, 1997 was $7.625 and on March 23, 1998 was $5.00. At March 23, 1998, there were 172 shareholders of record of the Company's Common Shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The following table sets for the high and low sales price per share of the Company's Common Shares for the periods indicated:

                                                       Price Range
                                                       -----------
Fiscal 1997                                        High           Low
                                                   ----           ---
   First Quarter (since February 14)             $ 7.625        $ 3.25
   Second Quarter                                $ 5.75         $ 3.00
   Third Quarter                                 $ 7.125        $ 5.00
   Fourth Quarter                                $ 7.25         $ 4.75

         The Company has never paid any cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future and is restricted from doing so under the terms of its primary credit facility. The Company is a holding company, and the operations of the Company are conducted through its subsidiaries. Accordingly, the ability of the Company to pay dividends on its Common Shares is dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated operating statement and balance sheet data for the periods indicated. The selected consolidated operating statement and balance sheet data at and for each of the five fiscal years presented below are derived from the Company's Consolidated Financial Statements, of which the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been audited by Rudolph, Palitz LLP, independent accountants. This data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the Company's Consolidated Financial Statements included herein.

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------

STATEMENT OF OPERATIONS                          1997           1996          1995           1994           1993
                                                 ----           ----          ----           ----           ----
     (In Thousands, except per share data)

Net revenues                                  $ 98,526      $ 82,371       $ 63,299       $ 45,253      $ 35,069

Cost of sales (Exclusive of items shown
    separately below)                           70,300        60,121         47,550         34,146        26,070

Selling and operating                           15,396        14.344          9,798          6,509         5,853

General and administrative                       8,299         6,047          4,187          3,155         2,525
                                              --------      --------       --------       --------      --------

Total costs and expenses                        93,995        80,512         61,535         43,810        34,448
                                              --------      --------       --------       --------      --------

Income from operations                           4,531         1,859          1,764          1,443           621

Interest income (expense), net                      72          (876)          (670)          (427)         (338)

Other income (expense)                              29             4            (27)             7             4
                                              --------      --------       --------       --------      --------

Income before income taxes                       4,632           987          1,067          1,023           287

Income tax expense                               1,920           968            588            680           228

Minority interest (income)                           0          (888)            (7)             0             0

Cumulative effect change                             0             0              0              0            42
                                              --------      --------       --------       --------      --------

Net income                                    $  2,712      $    907       $    486       $    343      $    101
                                              ========      ========       ========       ========      ========


Diluted net income per Common Share(1)(2)

Income before cumulative effect adjustment      $ 0.21        $ 0.10         $ 0.06         $ 0.04        $ 0.01

Cumulative effect adjustment                      0.00          0.00           0.00           0.00          0.00
                                                ------        ------         ------         ------        ------

                                                $ 0.21        $ 0.10         $ 0.06         $ 0.04        $ 0.01
                                                ======        ======         ======         ======        ======

Diluted weighted average shares(1)(2)           12,826         9,114          9,114          8,851         8,500
                                                ======         =====          =====          =====         =====

                                                                         AS OF DECEMBER 31,
                                                                         ------------------
BALANCE SHEET DATA:                                1997          1996           1995           1994          1993
                                                   ----          ----           ----           ----          ----
(Dollars in thousands)

Working capital (deficiency)                   $ 18,525        $ 8,253        $ 5,567         $ 329        $ (608)

Total assets                                     31,934         21,969         11,632         8,017          5,687

Notes payable, including current portion(3)           0         10,161          5,368         2,749          2,499

Other long-term obligations, including
    current portion                                 355          3,105          1,755         2,030            961

Shareholders' equity (deficit)                   26,274          1,122            391           (95)          (438)

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

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS -- FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

OVERVIEW

         The Company derives its revenues from the provision of contract and permanent IT, engineering and professional personnel, document management, document conversion, networking, imaging, and workflow services and IT training. Components of cost of sales differ depending on the type of service or product supplied, and may include salaries, as well as hardware and software costs, but do not include depreciation and amortization expenses. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation. In the Information Management Services business, general and administrative expenses also included $46,631 of payroll costs for advanced development programmers in fiscal year 1995. During fiscal 1996, the Company included $400,658 of payroll costs related to consultants and advanced development programmers in this business' general and administrative expenses. In 1997, the Information and Management Services business incurred $500,440 of these costs which were charged to costs of sales.

         Revenue in the Company's Contract Placement business is derived from professional service activities, primarily the placement of skilled IT, engineering and professional personnel whose work is billed at an hourly rate. Engagements of the Company's technical consultants typically last from six to twelve months and the Company bills clients and recognizes revenue on a weekly basis. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. Revenues in the Company's Contract Placement increased from $27.5 million in 1993 to $70.4 million in 1997, or approximately 26.4% per year on average. Revenues for the year ended December 31, 1997 were $70.4 million, compared to $61.7 million for the prior year period, an increase of 14.0%. Revenue growth has been primarily due to increases in average billing rates. This growth rate was below the Company's expectations due to a focus of sales efforts on higher margin placements and higher than expected turnover of its sales and recruiting staff in the second half of 1997. Management expects the trend of higher margin placements to continue. Management also believes it has addressed its internal staffing issues. The Company believes that the increase in the average billing rates for its technical consultants has resulted from an increased demand for skilled and experienced technical consultants and to its intentional focus on making higher level IT placements. For the year ended December 31, 1997, total hours billed were 1,500,469, with an average billing rate of $47.13, compared to total hours billed of 1,540,032 with an average billing rate of $40.09 for the prior year period. The decrease in total hours billed in 1997 compared with 1996 was due to a focus of sales efforts on higher margin placements and to a decrease in the annual billed hours by the Company's National and Regional offices located in Foxborough, Massachusetts, which decrease was related to unexpected turnover of sales and recruiting personnel in those offices in the second half of 1997. Cost of sales in the Contract Placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes.

         Revenue in the Company's Permanent Placement business is generated from one time fees received upon successful placements of engineering and IT professionals with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 33% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a 30 to 90 day guarantee period. The Permanent Placement business placed 679 professionals with an average placement fee of $12,450 in 1997, compared to 534 professionals placed with an average placement fee of $10,804 for the prior year period. No cost of sales is recorded in the Permanent Placement business.

         Revenue in the Company's Information Management Services business is derived from the provision of document management, imaging, networking, workflow and consulting services and related sales of hardware and software. Revenues are recorded in the period in which services are rendered and merchandise is shipped; however, when installation is significant to the completion of the contract, revenue is recognized on a percentage of completion basis. Cost of sales consists of computer hardware, software and related licensing fees, salaries and fringe benefits for design, installation and maintenance personnel, and overhead expenditures allocated to Information Management Services activities.

         The Information Management Services business currently has two primary divisions: the NT Client Server and Network Services division and the Document Management and Imaging Services division, the latter of which contains the Consulting Services Division. The business was originally formed in 1984 to provide networking services to educational markets, network design, installation and maintenance utilizing the Company's private-label PC products. Its NT Client Server and Network Services division was later expanded to include additional platforms and peripherals. Like other resellers, this division generates relatively low operating margins on hardware and software sales which have accounted for a substantial portion of networking revenues. As such, this division historically has generated operating losses. Beginning in 1988, the Company anticipated the emergence of a market incorporating imaging and document management technology. It entered this market first as a reseller of Optika Imaging Systems, Inc. software, and later expanded its product line to include both high production, high-end systems such as Filenet and low-end workflow imaging systems such as Watermark, Keyfile and Lotus Notes. More recently, the Company has devoted substantial resources to expand the infrastructure of its Document Management and Imaging Services division to support sales growth, including the hiring of numerous consulting, engineering, sales and administrative personnel since the beginning of 1994. Revenue attributable to Document Management and Imaging Services division has grown from $5.9 million in 1996 to $8.7 million at December 31, 1997, representing approximately 42.0% and 53.0% of the Information Management Services business total revenue in those periods, respectively. However, the Company's document management and imaging activities have generated operating losses to date due to slower than expected market expansion combined with the substantial investment in infrastructure development. In addition, this business is subject to long sales cycles which frequently cause sales to cross into future quarters. In light of this, and the trend of smaller margins from the NT Client Server and Network Services division, there can be no guarantee that Information Management Services business will be profitable in any quarter. Specifically, while revenues attributable to the Document Management and Imaging Division increased by 46.5% or $2.8 million in fiscal 1997 compared to fiscal 1996, the Division generated operating losses of $835,000 and $1,399,000 for December 31, 1996 and 1997, respectively, representing 81.8% and 86.2% of the total operating losses experienced by the Information Management Services business as a whole.

         The Company currently is focusing on achieving profitability in its Information Management Services business and expanding it through internal growth, acquisitions of profitable service companies and new service offerings such as its MENTOR(TM) Consulting Program and a help desk practice. The Company made investments in personnel and offices in 1997 such that selling and operating costs only decreased slightly and general and administration expenses increased in 1997 compared to 1996. The Company believes that its investment in infrastructure and personnel could generate further increases in revenues in this business in the future. While the Company believes that the Information Management Services business will ultimately achieve profitability, it cannot predict the timing of such profitability, should it occur at all, and expects to continue to incur operating losses in this business at least through the second fiscal quarter of 1998.

         If the Company is able achieve its internal operating plan, which relies upon certain assumptions including, but not limited to, its ability during the first half 1998, to increase sales and recruiting staffs in the Contract Placement and Permanent Placement businesses by at least 30%, to successfully integrate ISI and to consummate additional staffing acquisitions that are accretive to earnings per share, to achieve profitability in the Information Management Services business through internal growth and acquisition(s) of profitable document management and services companies, and to maintain of cost controls in all of its business, the Company believes it can increase annual revenues by at least 20% in fiscal 1998 compared to fiscal 1997 and expects its earnings per share to double in fiscal 1998 compared to fiscal 1997. Failure to achieve the aforementioned assumptions as well as other factors could prevent the Company from achieving these goals in 1998. See "Forward Looking Information" herein for additional factors which could materially alter the Company's ability to meet its operational goals in 1998.

         The following table presents the net revenue (net of intercompany eliminations) as a percentage of consolidated net revenues and the income (loss) from operations attributable to each of the Company's businesses as a percentage of each business' respective revenues and in dollars for the periods indicated.

                                   (UNAUDITED)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
 (Dollars in Thousands)                                       1997                    1996                    1995
                                                              ----                    ----                    ----
 Net Revenues:

   Permanent Placement                                 $ 8,576        8.7%      $ 5,871       7.1%      $ 4,275        6.7%

   Contract Placement                                   70,357       71.4%       61,735      75.0%       50,804       80.3%

   Information Management Services                      16,442       16.7%       14,157      17.2%        8,220       13.0%

   IT Training                                           3,151        3.2%          608       0.7%         N/A         N/A
                                                      --------      ------      -------     -----      --------      -----

 Consolidated Net Revenues                            $ 98,526      100.0%     $ 82,371     100.0%     $ 63,299      100.0%
                                                      ========      ======     ========     =====      ========      =====

 Income (loss) From Operations:

   Permanent Placement                                 $ 1,576       18.4%         $779      13.3%       $  287        6.7%
                                                                     =====                 ======                    =====

   Contract Placement                                    6,760        9.6%        4,051       6.6%        2,939        5.8%
                                                                     ====                   =====                     ====

   Information Management Services                      (1,623)      (9.9%)      (1,394)     (9.8)%        (526)      (6.4%)
                                                                    =====                  ======                   ======

   IT Training                                             141        4.5%          (25)     (4.1)%         N/A        N/A
                                                                     ====                  ======                      ===

   Corporate Overhead Expense                           (2,323)       N/A        (1,552)      N/A          (936)       N/A
                                                       -------       ====      --------    ======          ----        ===

 Consolidated Income (loss) From Operations            $ 4,531        4.6%      $ 1,859       2.3%      $ 1,764        2.8%
                                                       =======       ====      ========    ======       =======     ======

         In 1995, the Company began to implement a strategy to accelerate its growth through the addition of new services, geographic expansion and strategic acquisitions. As part of this strategy in 1997, the Company added sales, marketing, engineering and operational personnel in its existing seven offices and opened Contract Placement branch offices in New York, New York and Alexandria, Virginia. More recently, the Company acquired the assets of ISI in March 1998.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                    1997              1996             1995
                                                                    ----              ----             ----
 Net Revenues                                                       100.0%            100.0%           100.0%
                                                                    ------            ------           ------

 Cost of Sales (Exclusive of items shown separately below)           71.4%             73.0%            75.1%

 Selling and Operating                                               15.6%             17.4%            15.5%

 General and Administrative                                           8.4%              7.3%             6.6%
                                                                     ----              ----             ----

 Total Costs and Expenses                                            95.4%             97.7%            97.2%
                                                                     ----              ----             -----

 Income From Operations                                               4.6%              2.3%             2.8%

 Other income (expense), net                                          0.1%             (1.1%)           (1.1%)
                                                                     ----             -----            -----

 Income Before Income Taxes                                           4.7%              1.2%             1.7%
                                                                     ====             =====            =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Revenues. Consolidated net revenues increased by 19.6%, or $16.2 million, for the year ended December 31, 1997 compared to the prior year period. Revenue for the Contract Placement business increased by 14.0%, or $8.6 million, for the year ended December 31, 1997 compared to the prior year period. The Bala Cynwyd, Pennsylvania and Edison, New Jersey offices contributed $4.5 million and $2.8 million, respectively, or 85%, of this revenue increase. The Company attributes revenue growth in its Contract Placement business to a combination of higher average bill rates and its focus on making higher level IT placements. Revenue for the Permanent Placement business increased by 46.1%, or $2.7 million, for the year ended December 31, 1997 compared to the prior year period. Contributing to this increase was revenue of $1.1 million attributable to the Bala Cynwyd, Pennsylvania office, $800,000 attributable to the Edison, New Jersey office and $700,000 attributable to the Tampa, Florida office. The Company attributes this revenue growth to the strong market demand for IT and engineering professionals, the quality of its candidates, a 33% increase in the number of recruiters in 1997 compared with 1996 and greater placement productivity per recruiter. Revenue for the Information Management Services business increased by 16.1%, or $2.3 million, for the year ended December 31, 1997 compared to the prior year period. Of this increase, $2.8 million was attributable to the Document Management and Imaging Systems Division offset by a decrease in revenue of $500,000 from the NT Client Server and Network Services division. The IT Training business, acquired in September 1996, generated net revenue of $3.2 million in fiscal 1997, an increase of $2.5 million compared to $608,000 in the fourth quarter of fiscal 1996.

         Cost of Sales. Consolidated cost of sales increased by 16.9%, or $10.2 million, for the year ended December 31, 1997 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 71.4% from 73.0%. In the Company's Contract Placement business, cost of sales as a percentage of revenue decreased to 78.1% from 79.4%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to a significant increase in revenue for the Permanent Placement business which has no cost of sales. Offsetting this favorable result was an increase in the cost of sales as a percentage of revenues to 77.1% as of December 31, 1997 from 75.1% as of December 31, 1996 for the Company's Information Management Services business. This result was primarily the result of the two contracts received in the second quarter of 1997 which contributed a 1.2 percentage point increase in costs of sales for fiscal 1997 compared to fiscal 1996. The balance of the increase in costs of sales as a percentage of revenue for this business unit was due to an increase in costs related to network services sales, which sales were composed largely of high cost/low margin hardware and software. The IT Training business contributed an additional $2.6 million of expenses, compared to $520,000 in 1996 when only its operations during the fourth quarter were consolidated by the Company in 1996.

         Selling and Operating. Consolidated selling and operating expenses increased by 7.3%, or $1.1 million, for the year ended December 31, 1997 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 1997 decreased to 15.6% from 17.4% in the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business decreased to 8.6% from 10.5% for fiscal 1997 compared to the prior year period. This decrease was attributable to a lower number of sales and recruiting personnel in 1997 compared to 1996. It was also attributable to a decrease of approximately $930,000 in the bad debt expense for the business in fiscal 1997 compared to the prior year period, which was due to the increased efforts of a credit and collections manager. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 70.2% from 74.6% for fiscal 1997 compared to the prior year period. This decrease occurred even though the number of sales recruiters increased to 48 at the end of 1997 compared to 36 at the end of 1996. This favorable result reflects management's efforts to increase sales while controlling overhead costs. Selling and operating expense as a percentage of revenue in the Information Management Services business decreased to 19.5% from 23.0% for fiscal 1997 compared to the prior year period. This result was primarily due to a reduction of sales personnel in the first quarter of 1997.

         General and Administrative. Consolidated general and administrative expenses increased 37.2%, or $2.3 million, for the period ending December 31, 1997 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues, increased to 8.4% from 7.3% for the period ending December 31, 1997 compared to the prior year period. Contributing to this increase was $651,000 of personnel and related administrative expenses in the Information Management Services business, primarily due to the acquisition of the imaging and document management company in 1996 and cost related to opening an office in New York City in August 1997. Expansion of the Company's corporate staff, specifically management information systems, accounting, legal and human resources personnel hired in 1997, increased corporate overhead by $404,000 for the period ending December 31, 1997 compared to prior year period. In addition, the amortization of goodwill related to the two acquisitions in September 1996 and the JIS merger in February 1997 increased corporate overhead costs by $280,000 in the year ended December 31, 1997 compared to the prior year period. As a result of the acquisitions and increased office space in the Edison, New Jersey office, rent and utilities expense increased by approximately $565,000 for the period ending December 31, 1997 compared to the prior year period. In the IT Training business, which was acquired in September of 1996, incurred general and administrative expenses for fiscal 1997 of approximately $474,000, or 14.8% of that business' revenues.

         Interest. Interest expense was $212,000 and $876,000 for the year ended December 31, 1997 and 1996, respectively. Interest income was $313,000 and $0 for the year ended December 31, 1997 and 1996, respectively. This decrease in interest expense and increase in interest income is attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds. The Company expects to use its the remaining proceeds from the Offering in 1998 and therefore does not expect this trend to continue throughout 1998.

INCOME TAXES

         The Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993. The effective tax rate was 41.4%, 98.1% and 55.1% for fiscal years 1997, 1996 and 1995, respectively. The effective tax rates for 1997, 1996 and 1995 are higher than the applicable statutory tax rate of 34%, primarily due to the Company's state tax liabilities and the net operating losses incurred in the Information Management Services business, which business is consolidated for financial but not for tax reporting purposes in 1995 and 1996 and for the period January 1, 1997 through February 20, 1997. However, since the Company's merger with JIS (which includes the Information Management Services business) on February 20, 1997, this business unit is now consolidated for tax purposes and any future losses generated by the Information Management Services business will also be used in the calculation of the Company's income tax expense or benefit. If the Information Management Services business is able to achieve profitability, it will be able to utilize approximately $4.2 million in federal operating loss carryforwards, which will expire between 2002 and 2012.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Revenues. Consolidated net revenues increased by 30.1%, or $19.1 million, for the year ended December 31, 1996 compared to the prior year period. Revenue for the Contract Placement business increased by 21.5%, or $11.0 million, for the year ended December 31, 1996 compared to the prior year period. Contributing to this increase was an increase in revenue of $2.7 million attributable to the Edison, New Jersey office, which opened in April 1995, and an increase in revenue of $1.9 million attributable to the Company's National Division in Foxborough, Massachusetts. Revenue for the Bala Cynwyd, Pennsylvania office increased by $6.4 million primarily due to increased marketing efforts. Revenue for the Permanent Placement business increased by 37.3%, or $1.6 million, for the year ended December 31, 1996 compared to the prior year period. Contributing to this increase was revenue of $1.1 million attributable to the Bala Cynwyd, Pennsylvania office and revenue of $474,000 attributable to the Edison, New Jersey office. The Florida office experienced a decrease in revenues of $21,000. Revenue for the Information Management Services business increased by 72.2%, or $5.9 million, for the year ended December 31, 1996 compared to the prior year period. Of this increase, $2.3 million was attributable to networking systems and services and $3.6 million was attributable to imaging and document management systems and services. Contributing to this increase was revenue of $643,000 from a business acquired in February of 1996, revenue of $598,000 attributable to the Edison, New Jersey office and $564,000 from a business acquired in September of 1996. The IT Training business, acquired in September 1996, generated net revenues of $608,000.

         Cost of Sales. Consolidated cost of sales increased by 26.4%, or $12.6 million, for the year ended December 31, 1996 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 73.0% from 75.1%. In the Company's Information Management Services business, cost of sales as a percentage of revenue decreased to 73.7% from 81.7%, primarily as a result of an increased focus on providing services that yield higher margins than traditional hardware and software sales and the realization of economies of scale. In the Company's Contract Placement business, cost of sales as a percentage of revenue decreased to 79.6% from 80.4%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, for which expenses are included in other expense categories and which has no cost of sales. The IT Training business contributed an additional $520,000 of expenses included in cost of sales.

         Selling and Operating. Consolidated selling and operating expenses increased by 46.4%, or $4.5 million, for the year ended December 31, 1996 compared to the prior year period. Contributing to this increase was an increase in selling and operating expenses of 106.4%, or $1.7 million, in the Information Management Services business due primarily to the expansion of its sales force, $223,000 of which is attributable to the business acquired in September 1996. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 1996 increased to 17.4% from 15.5% in the prior year period, due primarily to a 43.3% increase in payroll costs associated with the Company's hiring of sales and marketing personnel in all of its businesses, the acquisition/business combination of two Information Management Services businesses and a $481,000 increase in bad debt charges resulting from an increase in sales volume and the bankruptcy of one of the Company's Contract Placement customers.

         General and Administrative. Consolidated general and administrative expenses increased 44.4%, or $1.9 million, for the period ending December 31, 1996 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 7.3% for the year ended December 31, 1996 compared to 6.6% for the prior year period. Contributing to this increase was an increase of 222.8% or $1.1 million, in the Information Management Services business, primarily consisting of a $510,000 increase in payroll costs associated with the hiring of consulting and engineering personnel and a $190,000 increase in rent expense due to the opening of new offices. Expansion of the Company's corporate staff, specifically the hiring of additional management information systems personnel, human resources personnel and a financial analyst increased payroll costs by $115,000. In addition, rent expense, exclusive of Information Management Services business, increased by $160,000 due to a full year of operations at the Company's Edison, New Jersey office which opened in April 1995, the expansion of the Bala Cynwyd, Pennsylvania office, the inclusion of rent expense for the two companies that the Company acquired in 1996 and the inclusion of the rent associated with the IT Training business which was also acquired in 1996.

         Interest. Interest expense increased by $207,000, at December 31, 1996 compared to the prior year period. This increase was primarily due to increased borrowing under the Company's line of credit.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

         The following table presents certain unaudited quarterly statements of operations data for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.


                             Mar. 31,    Jun.30,     Sept.30,   Dec. 31,   Mar.31,     Jun.30,   Sept.30,    Dec. 31,
   (Dollars in thousands)      1996       1996         1996       1996       1997       1997       1997        1997
                               ----       ----         ----       ----       ----       ----       ----        ----
Net Revenues                 $ 16,435   $ 20,892    $ 21,588   $ 23,456    $ 23,478   $ 26,062   $ 25,319    $ 23,667

Cost of Sales (exclusive
  of items shown
  separately below)            12,528     15,060      15,645     16,887      17,385     18,736     17,759      16,392

Selling and Operating           2,654      3,710       3,659      4,321       4,230      3,901      3,627       3,638

General and Administrative      1,398      1,450       1,462      1,737       1,982      1,938      2,038       2,368
                             --------   --------    --------   --------    --------   --------   --------    --------

Total Costs and Expenses       16,580     20,220      20,766     22,945      23,597     24,575     23,424      22,398

Income (Loss) From
  Operations                     (145)       672         822        511        (119)     1,487      1,895       1,269

Interest Income (Expense)
  and Other, Net                 (181)      (191)       (228)      (273)       (128)        75         62          91
                             --------   --------    --------   --------    --------   --------   --------    --------

Income (Loss) Before
  Income Taxes               ($   326)  $    481    $    594   $    238    ($   247)  $  1,562   $  1,957    $  1,360
                             ========   ========    ========   ========    ========   ========   ========    ========

         Because the Company only derives revenue in its Contract Placement business when its consultants are actually working, its revenues and operating results are adversely affected when its clients' facilities close due to holidays or inclement weather. The Company also incurs additional expenses in its first fiscal quarter, in part as a result of higher employment and related payroll taxes. During the quarters ended December 31, 1996 and 1997, the number of holidays and vacation days marginally affected revenues in the Contract Placement business. In addition, the Company's Contract Placement business experienced higher than expected turnover of recruiting and sales personnel in the third and fourth quarters of 1997. The effect of this turnover, as well as lower than expected revenues in the Information Management Services business, was the primary cause of the decrease in revenues on a quarter-to-quarter basis in the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In February 1997, however, the funds available for working capital purposes increased substantially as a result of the receipt of the proceeds from the Offering. The Company continues to use the net proceeds from the Offering as well as its cash flow from operations to fund its working capital and acquisition needs. While the Company has historically maintained minimal cash balances, the proceeds from the Offering have increased it's cash and cash equivalents as of December 31, 1997 to $1.7 million from approximately $105,000 at December 31, 1996 and $35,000 at December 31, 1995. In addition, the Company has invested in short-term, investment grade securities which amounted to $5,500,000 at December 31, 1997. Subsequent to December 31, 1997 the Company used a significant portion of its cash and cash equivalents and short-term investments, approximately $4.3 million, to purchase the assets of ISI. The Company expects to use the remaining proceeds from the Offering in 1998.

         The Company used cash in operations of $2.4 million, $4.0 million and $2.3 million in 1997, 1996 and 1995, respectively. This result is attributable to several factors, including an increase in net income of $1.8 million in 1997 compared to 1996 and an increase in cash from operations offset by the purchase of short-term investments in 1997. Specifically, the Company reduced the rate of growth in accounts receivable while increasing revenues, due primarily to increased controls on credit and collections since December 31, 1996. The increased controls have resulted in a decrease in accounts receivable days outstanding from approximately 59 days at December 31, 1996 to approximately 56 days at December 31, 1997. While the Company will continue to strive to improve the credit and collection process, there can be no assurances that the Company will be able to maintain or improve its current credit and collection practices.

         Cash purchases of fixed assets for the fiscal years ended December 31, 1997, 1996, and 1995 were $1.6 million, $600,000, and $400,000, respectively.
These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, as well as the furnishing of new office facilities. In the first quarter of 1997 the Company received repayment of its loans to officers and related parties in the aggregate amount of $577,000.

         During the first quarter of 1997, the Company completed the Offering. From the proceeds of $20,906,000 (net of underwriting discounts and commissions) the Company paid approximately $1,694,000 of accounting, legal, financial advisory, printing and other costs associated with the Offering. The Company repaid in full its note payable due to the bank in the amount of $10.0 million as well as an additional $1.9 million in advances, and repaid other long term debt of $2.3 million, which included payments related to the notes payable for the acquisitions of Berkeley and Systems Automation. Subsequent to December 31, 1997 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the Berkeley acquisition, and repurchased as treasury stock 40,000 common shares, at a price of $5.50 per share, which had been issued to the stockholders of Berkeley in lieu of $300,000 of notes payable at the completion of the initial public offering.

         The Company has available an $11.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (successor to Midlantic Bank, N.A.). The Line of Credit expires on May 31, 1998 and carries interest at the bank's prime rate. This facility allows the Company to borrow the lesser of 80% of eligible accounts receivable or $11.0 million. As of December 31, 1997 the Company had no borrowings against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurring of additional debt and the payment of dividends on the Company's common shares. The Company is currently engaged in discussions with the bank to extend the Line of Credit to May 31, 2003, increase the maximum borrowings to $25.0 million or 85% of eligible accounts receivable, whichever is less, and offer the Company the option of borrowing funds at either the bank's prime rate or 200 basis points over the London Inter-bank Offering Rate. However, there can be no assurance given that the Company will be able to negotiate an extension of the Line of Credit on such terms pending completion and execution of loan documentation.

         The Company anticipates that its primary uses of capital in future periods will finance additional acquisitions, fund increases in accounts receivable and allow internal growth through new office locations. The Company believes that the proceeds from the Offering and borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

INFLATION

         The Company does not believe that the rates of inflation prevailing in the United States in recent years have had a significant effect on its operations.

"YEAR 2000"  ISSUES

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties for whom the Company implements "Year 2000" solutions on their computer systems.

         The Company believes its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its two candidate and client databases utilized in its Contract Placement and Permanent Placement business with software systems that are represented by the vendors thereof to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance. Management believes, based on its available information that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

FORWARD LOOKING INFORMATION

         This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, and in oral statements by the Company the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

         Acquisition Risks A principal component of the Company's growth strategy is the acquisition of companies that will complement and expand the Company's existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on the Company's ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) adverse effects on the Company's reported operating results, including increased goodwill amortization and interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; (iv) difficulties related to the integration of the acquired business; and (v) dilution of existing shareholders. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

         Ability to Manage Growth Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, sales, recruiting, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers, recruiters and sales personnel in existing markets as well as markets in which the Company has no prior operating experience; (ii) increase the sales and recruiting staffs in the first half of 1998 in its Contract Placement and Permanent Placement businesses by 30%; (iii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; (iv) maintain cost controls in all of the Company's businesses; and (v) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its four businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis.

         History of Operating Losses in Information Management Services Business The Company's Information Management Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $1.6 million for the year ended December 31, 1997, and at December 31, 1997 had an accumulated deficit of $5.3 million. The losses have resulted from high marketing and general and administrative costs associated with building the business' infrastructure and technical service capabilities, combined with historically low profit margins related to the hardware component of the NT Client Server and Network Services division and a slower emergence of the document management, document conversion and imaging market than anticipated by the Company. Specifically, the costs associated with building this division's Document Management and Imaging division's service capabilities have included the hiring of sales and technical personnel, the opening of a new office in New York City, and the costs associated with the acquisition and integration of two imaging and document management companies. The Company is currently focusing on achieving profitability in its Information Management Services business by expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Information Management Services business will achieve a pricing and cost structure that will generate profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Information Management Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations, including the potential impairment of recorded goodwill associated with the Company's Information Management Services business. In addition, if the Information Management Services business is unable to achieve profitability, it will not realize the federal tax benefit of its $4.2 million operating loss carryforward which will expire between 2002 and 2012.

         Dependence on Contract Placement Business The Company's Contract Placement business was responsible for 80.3%, 75.0% and 71.4% of total Company revenues for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, for the years ended 1996 and 1997, one customer of the Contract Placement business, Merck & Company, Inc., accounted for approximately 10.0% and 9.8% of total Contract Placement revenues, respectively, and 7.5% and 7.0% of total Company revenues, respectively. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets, to apply its management practices to a significantly larger organization and to consummate acquisitions of and to successfully integrate profitable staffing companies. The inability of the Company to successfully manage these factors would have a material adverse effect on the revenues of the Contract Placement business. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                                                             Page(s)
                                                                                                             -------

INDEPENDENT AUDITORS' REPORT AS OF DECEMBER 31, 1997 AND 1996 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1997                                                                             24

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996                                                      25

CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                            26

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND
1995                                                                                                              27

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                            28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                    29-46

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheets of The Judge Group, Inc. and Subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Judge Group, Inc. and Subsidiaries as of December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




March 20, 1998
Plymouth Meeting, PA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                                        1997             1996
                                                                                        ----             ----
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                             $  1,684,482      $   105,069
Short-term investments                                                                   5,500,000               --
Accounts receivable, net                                                                14,415,926       13,396,495
Inventories                                                                              1,468,902          910,321
Prepaid income taxes and deferred taxes                                                    286,000          340,603
Notes receivable, officers, employees and related party                                         --          577,287
Other                                                                                      712,416        1,419,758
                                                                                      ------------      -----------
TOTAL CURRENT ASSETS                                                                    24,067,726       16,749,533
                                                                                      ------------      -----------

PROPERTY AND EQUIPMENT
Furniture, office and computer equipment                                                 4,840,592        3,606,124
Automotive equipment                                                                        37,936           37,936
Leasehold improvements                                                                     128,888           45,566
                                                                                      ------------      -----------
                                                                                         5,007,416        3,689,626
Less: accumulated depreciation and amortization                                          2,121,034        1,766,215
                                                                                      ------------      -----------
NET PROPERTY AND EQUIPMENT                                                               2,886,382        1,923,411
                                                                                      ------------      -----------

OTHER ASSETS
Deposits and other                                                                         275,608           99,844
Goodwill, net of accumulated amortization of $405,944, 1997 and $62,982, 1996            4,703,855        3,196,220
                                                                                      ------------      -----------
TOTAL OTHER ASSETS                                                                       4,979,463        3,296,064
                                                                                      ------------      -----------
TOTAL ASSETS                                                                          $ 31,933,571     $ 21,969,008
                                                                                      ============     ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                     $    237,721     $    915,253
Convertible notes                                                                              ---          500,000
Accounts payable and accrued expenses                                                    3,647,048        4,768,269
Payroll and sales taxes                                                                    437,788          727,118
Income taxes payable                                                                       291,515          126,538
Other notes payable                                                                            ---          195,477
Deferred revenue                                                                           928,324        1,168,334
Advances from shareholders                                                                                   95,862
                                                                                               ---
                                                                                      ------------      -----------
TOTAL CURRENT LIABILITIES                                                                5,542,396        8,496,851
                                                                                      ------------      -----------

LONG-TERM LIABILITIES
Note payable, bank                                                                             ---        9,210,795
Deferred rent obligation                                                                   116,879          130,402
Debt obligations, net of current portion                                                       ---        3,008,846
                                                                                      ------------      -----------
TOTAL LONG-TERM LIABILITIES                                                                116,879       12,350,043
                                                                                      ------------      -----------

MINORITY INTEREST                                                                              ---              ---
                                                                                      ------------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at December 31,
1997, 13,347,969 shares issued and outstanding; at December 31, 1996, 8,587,739
shares issued and outstanding                                                              133,479           85,877
Preferred  stock, at December 31, 1997 and 1996, $.01 par value, 10,000,000
shares authorized                                                                              ---              ---
Additional paid-in capital                                                              22,758,517          365,877
Retained earnings                                                                        3,382,300          670,360
                                                                                      ------------      -----------
TOTAL SHAREHOLDERS' EQUITY                                                              26,274,296        1,122,114
                                                                                      ------------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 31,933,571     $ 21,969,008
                                                                                      ============     ============

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                        1997              1996             1995
                                                                        ----              ----             ----

NET REVENUES                                                         $98,526,467       $82,371,065      $63,299,353
                                                                     -----------       -----------      -----------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)             70,300,119        60,121,123       47,550,114

Selling and operating                                                 15,396,530        14,343,682        9,797,875

General and administrative                                             8,298,646         6,046,841        4,187,485
                                                                     -----------       -----------      -----------

Total costs and expenses                                              93,995,295        80,511,646       61,535,474
                                                                     -----------       -----------      -----------

INCOME FROM OPERATIONS                                                 4,531,172         1,859,419        1,763,879

OTHER INCOME (EXPENSE), NET, PRINCIPALLY NET INTEREST                    100,586          (872,578)        (697,339)
                                                                     -----------       -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTEREST IN NET
LOSS OF CONSOLIDATED SUBSIDIARY                                        4,631,758           986,841        1,066,540

INCOME TAX EXPENSE                                                     1,919,818           967,898          587,957
                                                                     -----------       -----------      -----------

INCOME BEFORE MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
SUBSIDIARY                                                             2,711,940            18,943          478,583

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY                     ---           888,000            7,057
                                                                     -----------       -----------      -----------

NET INCOME                                                           $ 2,711,940       $   906,943      $   485,640
                                                                     ===========       ===========      ===========

NET INCOME PER SHARE:

  BASIC                                                                   $ 0.21            $ 0.10           $ 0.06
                                                                          ======            ======           ======

  DILUTED                                                                 $ 0.21            $ 0.10           $ 0.06
                                                                          ======            ======           ======

SHARES USED IN NET INCOME PER SHARE CALCULATIONS:

  BASIC                                                               12,761,000         8,473,000        8,416,000
                                                                      ==========         =========        =========

  DILUTED                                                             12,826,000         9,114,000        9,114,000
                                                                      ==========         =========        =========

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                Common Stock
                                                ------------
                                                                          Additional     Retained Earnings
                                             Shares          Amount     Paid In Capital      (Deficit)       Total
                                             ------          ------     ---------------      ---------       -----

Balance, January 1, 1995                       160,000          $ 800      $ 626,848       ($ 722,223)     ($ 94,575)

Net Income                                         ---            ---            ---          485,640        485,640
                                            ----------       --------    -----------       ----------    -----------

Balance, December 31, 1995                     160,000            800        626,848         (236,583)       391,065

Merger transactions                                ---            ---       (175,910)             ---       (175,910)

Stock split, 52.6 for 1.0                    8,256,000         83,360        (83,360)             ---            ---

Exercise of Warrants                           171,739          1,717         (1,701)             ---             16

Net Income                                         ---            ---            ---          906,943        906,943
                                            ----------       --------    -----------       ----------    -----------

Balance, December 31, 1996                   8,587,739         85,877        365,877          670,360      1,122,114

Merger Transactions                          1,194,230         11,942      2,416,498              ---      2,428,440

Initial Public Offering                      3,000,000         30,000     19,181,802              ---     19,211,802

Conversion of Debentures                       526,000          5,260        494,740              ---        500,000

Conversion of Notes Payable                     40,000            400        299,600              ---        300,000

Net Income                                         ---            ---            ---        2,711,940      2,711,940
                                            ----------       --------    -----------       ----------    -----------

Balance, December 31, 1997                  13,347,969       $133,479    $22,758,517       $3,382,300    $26,274,296
                                            ==========       ========    ===========       ==========    ===========

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       1997              1996             1995
                                                                       ----              ----             ----
OPERATING ACTIVITIES
Net income                                                         $ 2,711,940         $ 906,943        $ 485,640
Adjustments to reconcile net income to net cash (used in)
    operating activities:
  Depreciation and amortization                                        996,240           608,248          421,613
  Deferred taxes                                                        11,000           (67,000)        (103,000)
  Deferred rent                                                        (13,523)          (26,541)          39,041
  Provision for losses (recoveries) on accounts receivable             (35,521)          781,327          300,033
  Stock compensation                                                    29,250               ---            6,000
  Minority interest in net loss of consolidated subsidiary                 ---          (888,000)          (7,057)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short-term investments                                            (5,500,000)              ---              ---
  Accounts receivable                                                 (983,910)       (4,592,756)      (2,762,395)
  Inventories                                                         (558,581)         (276,746)        (282,394)
  Deposits and other                                                  (175,764)         (123,826)         (48,565)
  Prepaid income taxes                                                  43,603           122,060         (117,352)
  Other current assets                                                 707,342          (947,122)        (404,643)
Increase (decrease) in:
  Accounts payable and accrued expenses                                736,779           365,321          512,251
  Payroll and sales taxes                                             (289,330)          (29,776)        (297,648)
  Deferred revenue                                                    (240,010)           21,738          215,211
  Income taxes payable                                                 164,977           119,570         (245,759)
                                                                   -----------       -----------      -----------
    Net cash (used in) operating activities                         (2,395,508)       (4,026,560)      (2,289,024)
                                                                   -----------       -----------      -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                 (1,616,249)         (638,503)        (373,051)
Purchase/acquisition of companies                                          ---          (554,448)             ---
Proceeds from disposals of property and equipment                          ---             3,750           24,461
(Increase) decrease in notes receivable, officers
    and employees, net                                                 577,287          (202,527)         (52,826)
                                                                   -----------       -----------      -----------
    Net cash used in investing activities                           (1,038,962)       (1,391,728)        (401,416)
                                                                   -----------       -----------      -----------
FINANCING ACTIVITIES
Cash acquired in business combination                                      ---           150,701              ---
Proceeds from (repayments of) notes payable, bank, net              (9,960,795)        4,843,279        2,618,850
Proceeds (repayments) of bank overdrafts                            (1,858,000)          520,000          421,000
Proceeds from long-term debt                                               ---               ---           38,000
Principal payments on long-term debt                                (2,283,262)         (869,672)        (386,524)
Proceeds from issuance of stock and exercise of warrants            19,211,802                16            1,057
Repayments from shareholders                                           (95,862)          (44,045)         (49,793)
Issuance of Series A Preferred Shares, net of costs                        ---           888,000              ---
                                                                   -----------       -----------      -----------
    Net cash provided by financing activities                        5,013,883         5,488,279        2,642,590
                                                                   -----------       -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,579,413            69,991          (47,850)
CASH AND CASH EQUIVALENTS, BEGINNING                                   105,069            35,078           82,928
                                                                   -----------       -----------      -----------
CASH AND CASH EQUIVALENTS, ENDING                                  $ 1,684,482       $   105,069      $    35,078
                                                                   ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                           $   306,000        $  842,000        $ 657,000
                                                                   -----------        ----------      -----------
Income taxes                                                       $ 1,784,000        $  819,000      $ 1,056,000
                                                                   ===========        ==========      ===========

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge Inc.), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Imaging and Network Services" business) and (iii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At December 31, 1997, the Company had offices in Bala Cynwyd, Pennsylvania; Hartford, Connecticut; Foxborough, Massachusetts; Wakefield, Massachusetts; Tampa, Florida; Moorestown and Edison, New Jersey; Alexandria, Virginia; and New York, New York. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

The Contract Placement business includes the operations of three of the Company's wholly-owned subsidiaries, Judge Technical Services, Inc. ("JTS"), Judge Professional Services, Inc. ("JPS") and Judge Technical Services of N.J., Inc. ("JTNJ").

The Permanent Placement business includes the operations of three of the Company's wholly-owned subsidiaries, Judge, Inc., Judge Electronic Services of Florida, Inc. ("JESF") and Judge Inc. of New Jersey ("JINJ").

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

The Imaging and Network Services business of the Company consisted of the operations of JCC prior to the JCC/DI Merger and JIS subsequent to the merger. See Notes 12 and 15. In addition, the Company purchased the net assets and liabilities of Systems Automation, Inc. ("Systems Automation") in September 1996 (see Note 3), a company that provides imaging and document management systems and services.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1. DESCRIPTION OF BUSINESS -- (Continued)

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933. Effective February 20, 1997 the Company successfully completed its initial public offering of common shares. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately prior to the initial public offering, the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares (Note 7). The Company issued 40,000 common shares in lieu of $300,000 of notes payable to Berkeley, in accordance with the purchase agreement with Berkeley (Note 3). In connection with the initial public offering, the Company incurred approximately $1,694.000 of accounting, legal, printing and other costs as of December 31, 1997 and such costs have been charged to additional paid-in capital as a reduction of the proceeds from the initial public offering. As of December 31, 1996 approximately $1,017,000 of such costs which were incurred in 1996 were included in other current assets in the accompanying consolidated balance sheets.

Unless the context indicates otherwise, references to the Company herein prior to February 29, 1996 include reference to its wholly-owned subsidiaries and JCC and such references subsequent to February 29, 1996 include reference to its wholly-owned subsidiaries and JIS.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, JIS and the Company's wholly-owned subsidiaries, which include Judge, JTS, JPS, JTNJ, JESF, Berkeley (as of and from the effective date of the acquisition -- see Note 3) and JINJ. JCC (prior to the JCC/DI merger) and JIS (subsequent to the JCC/DI merger) have been consolidated due to certain elements of common ownership and control being present. Effective February 20, 1997, JIS became a wholly owned subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated.

Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition in Imaging and Network Services Business

Revenues from the sales of network, imaging and document management systems is recognized at the date of shipment of the system, provided that any work to complete installation of the system is routine in nature and related costs, which are accrued at the time revenue is recognized, are not significant. However, in instances in which installation and development costs are significant to the completion of the contract, revenue is recognized on a percentage-of-completion basis. Revenues recorded on a percentage-of-completion basis are based upon management's estimates for which it is reasonably possible that such estimates may change in the near term. Revenues billed in advance for computer sales, warranties and maintenance contracts are deferred and recorded as income in the period in which the merchandise is shipped or the services are rendered. Deferred revenues in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 includes approximately $184,000 and $20,000, respectively, of billings in excess of costs and estimated earnings on contracts-in-progress.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Revenue Recognition in IT Training Business

Tuition and fee revenues are recognized generally when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in bank and other short-term investments with original maturities of three months or less.

The Company maintains cash balances at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

Short-Term Investments

The Company records short-term (trading) investments at fair market value which generally equals the cost of such investments. These securities represent investments in municipal mutual funds ($1 par value) and/or investments in municipal bonds with floating interest rates and which allow the Company to redeem its investment on a weekly basis at its original cost plus accrued interest. There were no realized gains or losses on these investments in 1997.

Inventories

Inventories of computer and related supplies and equipment held for resale are valued at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1997 and 1996 include approximately $619,000 and $131,000, respectively, of costs and estimated earnings in excess of billings on contracts-in-progress.

Accounts Receivable and Accounts Payable

Accounts receivable at December 31, 1997, 1996, and 1995 were net of allowances for doubtful accounts of $465,000, $661,000, and $174,000, respectively.

Included in accounts receivable was unbilled work-in-process of approximately $584,000, $524,000 and $655,000 at December 31, 1997, 1996 and 1995,
respectively. Included in accounts payable and accrued expenses was approximately $442,000, $283,000 and $510,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at December 31, 1997, 1996 and 1995, respectively.

The allowance for doubtful accounts is established through charges to earnings in the form of a charge to bad debt expense. Accounts which are determined to be uncollectible are charged against the allowance account. Management makes periodic assessments of the adequacy of the allowance which requires the Company to recognize additions or reductions to the allowance. It is reasonably possible that factors may change significantly and, therefore, affect management's determination of the allowance for doubtful accounts in the near term. An analysis of the allowance for doubtful accounts follows:

                                                 Additions (Reversals)
       Year Ended              Balance At        Charged (Credited) To                              Balance At
      December 31,         Beginning Of Period      Bad Debt Expense       (Charge Offs)          End Of Period
      ------------         -------------------      ----------------       -------------          -------------

          1997                  $ 661,000            ($ 36,000)             ($ 160,000)              $ 465,000
                                =========            ==========             ===========              =========

          1996                  $ 174,000             $ 781,000             ($ 294,000)              $ 661,000
                                =========             =========             ===========              =========

          1995                  $ 157,000             $ 300,000             ($ 283,000)              $ 174,000
                                =========             =========             ===========              =========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

Depreciation and amortization related to property and equipment amounted to $653,278 in 1997, $451,322 in 1996, and $271,099 in 1995.

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

Deferred income taxes arise principally from differences between financial and income tax reporting, including amounts recorded for workers' compensation funding, amounts recorded for the allowance for doubtful accounts, the availability of net operating loss carryforwards and certain other temporary differences.

Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the requirement for a valuation allowance is an estimate which is reasonably possible to change in the near term.

Intangible Assets

The Restrictive Covenant (covenant-not-to-compete) was being amortized on a straight-line method over the life of the covenant (forty-eight months, through August 1996). Amortization expense related to the covenant was approximately $94,000 for 1996 and approximately $150,000 for 1995. See Note 13.

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years for Systems Automation and over fifteen years for Berkeley and JIS. The Berkeley and Systems Automation acquisitions were effective September 30, 1996 while the JIS acquisition was effective February 20, 1997 (See Note 3). Amortization of goodwill is based upon management's estimates for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the period ended December 31, 1997 and 1996 was approximately $343,000 and $63,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Deferred Rent Obligation

The Company is party to operating lease agreements for certain of its office facilities, which contain provisions for free rent for a certain period, with subsequent rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease terms, divided by the number of months of the lease terms. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation in the accompanying consolidated balance sheets.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $696,000, $532,000, and $464,000 in 1997, 1996 and 1995,
respectively.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The adoption of this Statement is not expected to have a material effect on the Company.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect that this Statement is expected to have on the Company.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, beginning in the fourth quarter of 1997. All prior period earnings per common share were recomputed to conform to the provisions of FAS 128. The recomputations did not result in any restatements in earnings per share previously reported.

The number of shares used in the earnings per share calculation and convertible note share conversion (see Note 7) has been adjusted for the 52.6 for 1.0 stock split which occurred in September 1996.

Basic earnings per share amounts are computed based on net income, reduced by dividends earned on preferred stock outstanding on JIS through February 1997 ($6,700 and $45,000 for 1997 and 1996, respectively), and divided by the weighted average number of shares actually outstanding. The number of shares used in the computation were approximately 12,761,000 in 1997, 8,473,000 in 1996 and 8,416,000 in 1995.

Diluted earnings per share amounts for calendar years 1997, 1996 and 1995 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by the number of shares that would be outstanding assuming conversion of outstanding convertible notes (see Note 7) and exercise of outstanding stock warrants (Note 11). The number of shares used in the computation were approximately 12,826,000 in calendar year 1997, and 9,114,000 in calendar years 1996 and 1995. Options to purchase common stock issued in 1997 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of common stock.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Fair Value of Financial Instruments

The estimated fair values of substantially all of the Company's financial instruments are approximately equal to their carrying values at all periods presented.

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS

Effective September 30, 1996, the Company purchased 100% of the issued and outstanding stock of Berkeley. Berkeley, founded in 1980, is a provider of IT training services to corporate, governmental and individual clients. The total original acquisition cost was $2,232,200 payable principally in cash and notes. In February 1997, upon the successful completion of the initial public offering, the Company converted $300,000 of the note payable into 40,000 common shares; paid cash of $635,000, and converted the remaining balance of the note payable, $300,000, into a term note payable. A portion of the purchase price was contingent on Berkeley attaining certain pre-tax income amounts in 1996 and/or 1997. Based on Berkeley's 1996 and 1997 pre-tax income, no portion of the contingent amount was earned; therefore no payment was made in that regard and the related goodwill and note payable were accordingly reversed in December 1997. The acquisition was accounted for as a purchase and results of operations of Berkeley are only included since the purchase date. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,664,000, after adjustment for the contingent portion that was not earned, which is being amortized over fifteen years, beginning in October 1996. Operating results for the Company for the year ended December 31, 1996, on a pro forma basis as though Berkeley had been acquired as of January 1, 1996, is shown below.

Also effective September 30, 1996, the Company purchased substantially all of the tangible and intangible assets, and assumed all of the liabilities, of Systems Automation. Systems Automation is a provider of advanced technical solutions to increase the efficiency of business processes, such as network and document management systems design, integration, implementation, maintenance and training, business process redesign, project management and advanced applications development. The total acquisition cost was $547,252 payable in cash and notes. Upon completion by the Company of the initial public offering, the remainder of the notes became due and payable in cash within 15 days of the consummation of such initial public offering. In February 1997, upon the successful completion of the initial public offering, the Company paid the balance owing. The acquisition was accounted for as a purchase and results of operations of Systems Automation are included since the purchase date. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,040,000, which is being amortized over ten years, beginning in October 1996. Operating results for the Company for the year ended December 31, 1996, on a pro forma basis as though Systems Automation had been acquired as of January 1, 1996, is shown below.

The following sets forth the combined results for the Company, DataImage (see
Note 15), Berkeley and Systems Automation for the year ended December 31, 1996, as if the business combinations occurred at January 1, 1996 and for the Company and JIS as if the business combination occurred at January 1, 1997.

                                          Year Ended             Year Ended
                                      December 31, 1997       December 31, 1996
                                      -----------------       -----------------

Net revenues                             $98,526,467             $85,404,815
                                         ===========             ===========

Income from operations                   $ 4,504,514             $ 1,626,937
                                         ===========             ===========

Net Income                               $ 2,699,695             $   726,031
                                         ===========             ===========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 3. BUSINESS COMBINATIONS AND PRO-FORMA RESULTS OF OPERATIONS -- (Continued)

Pro-forma adjustments include adjustments to interest expense, amortization expense (goodwill) and income tax expense/benefit.

Basic and diluted net income per share of common stock is calculated as follows:

                                                                   Year Ended                Year Ended
                                                                December 31, 1997          December 31, 1996
                                                                -----------------          -----------------

Net income per share attributable to common
 shareholders                                                      $ 2,699,695                  $ 672,278
                                                                   ===========                  =========

Weighted average number of shares                                   13,347,969                 12,153,739
                                                                    ==========                 ==========

Net income per share attributable to common
shareholders                                                            $ 0.20                     $ 0.06
                                                                        ======                     ======

Weighted average number of shares for 1996 includes actual shares outstanding increased by the number of shares issued in respect to the conversion of Company convertible notes, the number of shares issued assuming the completion of the Company's initial public offering of stock, and the number of shares issued in conjunction with the Berkeley acquisition, and for 1997 includes the actual number of shares outstanding increased by the number of shares issued in the JIS merger.

NOTE 4. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company, JTS and JIS under a $11,000,000 credit facility at December 31, 1997. At December 31, 1997, this line of credit bore interest at the bank's prime rate (8.5% at December 31, 1997) and maximum permitted borrowings thereunder was the lesser of $11,000,000 or 80% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, and is subject to certain financial covenants. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line. In February 1997, upon completion of the initial public offering, the Company repaid all obligations related to its note payable, bank. In accordance with the line of credit agreement, the Company has the full amount available for future borrowing needs.

Included in accounts payable and accrued expenses at December 31, 1996 were approximately $1,858,000 of bank overdrafts.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 5. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                    December 31,     December 31,
                                                                                         1997            1996
                                                                                         ----            ----

Capital lease obligations; payable in monthly installments aggregating $6,319, including interest at various rates, through March 2000; repaid in 1997; the leases transfer ownership of certain office equipment to the Company at the end
of the respective lease terms                                                               ---      $ 162,626

Capital lease obligations; payable in monthly installments aggregating $7,369, including interest at various rates, through December 1999; repaid in 1997; the leases transfer ownership of certain office equipment to the Company at the end
of the respective lease terms                                                               ---        136,225

Equipment note payable; payable in monthly installments of $1,247, including
interest at 8.85%, through December 1999; repaid in 1997; collateralized by                 ---         38,452
certain equipment

Equipment note payable; payable in monthly installments of $5,868, including interest at 8.5%, through March 2001; repaid in 1997; collateralized by certain
equipment and personally guaranteed by the Company's majority shareholder                   ---        250,571

Note payable, bank; payable in sixty monthly installments of $16,667, including interest at prime plus 1.5% through October 2001; repaid in 1997; collateralized
by substantially all the Company's assets (see Note 4)                                      ---        950,000

Note payable, purchase of Berkeley; payable in various monthly installments plus interest at 8%, through August 2000; upon the Company's initial public offering,
$300,000 was converted to an equivalent amount of common stock, $735,000 was paid, and $300,000 is payable over forty-four months (Note 3); in December 1997 approximately $572,000 relating to a contingent purchase price was reversed
against goodwill due to not being earned; subsequent to December 31, 1997, the        $ 237,721      1,907,200
remaining balance was repaid (Note 17)

Note payable, purchase of certain assets and assumption of certain liabilities of Systems Automation; payable $100,000 plus accrued interest at 8% on January
2, 1997, plus thirty-six monthly payments of $11,665, including interest at 8%
commencing February 1, 1997; upon completion of the Company's initial public
offering, all remaining amounts were paid (Note 3)                                          ---        472,252

Capital lease obligations; payable in various monthly installments including interest at various rates through July 1997; the leases transfer ownership of certain computer equipment at the end of the respective lease terms
                                                                                            ---          6,773
                                                                                            ---          -----

                                                                                        237,721      3,924,099

Less: current portion                                                                  (237,721)      (915,253)
                                                                                     ----------     ----------

Long-term portion                                                                    $       --     $3,008,846
                                                                                     ==========     ==========

Interest expense charged to operations was approximately $212,000, $876,000, and $670,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 6. ADVANCES FROM SHAREHOLDERS

JIS/JCC had advances from shareholders of $95,862 at December 31, 1996, all of which was repaid in February 1997 with a portion of the proceeds from the Company's initial public offering. Interest expense related to these advances was approximately $15,000 in 1996 and $18,000 in 1995.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7. CONVERTIBLE NOTES

In 1994, the Company received $500,000 from a group of investors in the form of 10% convertible senior subordinated promissory notes. The notes were exchanged for 526,000 Company common shares, immediately prior to the offering (see Note
1). The notes bear 10% interest per annum and were scheduled to mature in July 1997. Since the Company effected a successful initial public offering before July 31, 1997, in accordance with the Note Purchase Agreement, the financial advisor who arranged such financing was paid a fee equal to 1% of the proceeds of the initial public offering (approximately $225,000) in February 1997.

NOTE 8. INCOME TAXES

The Company files a consolidated Federal income tax return with most of its wholly-owned subsidiaries. In prior years, JTS and JCC/JIS were not included in the Company's consolidated Federal income tax return, as the Company owned less than 80% of each such Company's outstanding common shares. Under Internal Revenue regulations, JTS and JCC/JIS were not part of the consolidated group for tax purposes and filed their own Federal income tax returns. Effective January 1, 1997, JTS began filing as part of the consolidated group and effective February 20, 1997, JIS began filing as part of the consolidated group. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

The net deferred tax asset at December 31, 1997 and 1996 included the following:

                                                    1997            1996
                                                    ----            ----

Deferred tax asset                               $  1,897,000     $ 1,621,000

Valuation allowance for deferred tax asset         (1,611,000)     (1,324,000)
                                                  -----------     -----------

Net deferred tax asset after valuation
  allowance.                                     $    286,000     $   297,000
                                                 ============     ===========

At December 31, 1997 and 1996, the net deferred tax assets of $286,000 and $297,000, respectively, were included in "prepaid income taxes and deferred taxes' in the accompanying consolidated balance sheets.

The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                    1997             1996
                                                    ----             ----

Net operating loss carryforwards                 $ 1,569,000      $ 1,333,000

Allowance for uncollectible accounts                 187,000          251,000

Accrued expenses                                      50,000               --

Other                                                 91,000           37,000
                                                 -----------      -----------

                                                 $ 1,897,000      $ 1,621,000
                                                 ===========      ===========

Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                    1997             1996             1995
                                                    ----             ----             ----

Current tax expense:

Federal                                          $ 1,392,085      $   863,313      $   531,000

State                                                516,733          171,585          159,957

Deferred tax (benefit)                                11,000          (67,000)        (103,000)
                                                 -----------      -----------      -----------

Provision for income taxes                       $ 1,919,818      $   967,898      $   587,957
                                                 ===========      ===========      ===========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 8.  INCOME TAXES -- (Continued)

The effective tax rate for all periods presented was higher than the applicable statutory tax rate, due to certain expenses that were not deductible for tax purposes, Federal and state provisions at the maximum rates for JTS and net operating losses for JCC/JIS, which is consolidated for financial reporting but not tax reporting purposes (prior to the merger of the Company and JIS in February 1997). A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                    1997              1996              1995
                                                                    ----              ----              ----
Tax at statutory rate (34%)                                      $1,575,000          $336,000         $363,000

Effect of losses of subsidiary not consolidated for tax              85,000           529,000           92,000
purposes

Permanent differences including non-deductible goodwill
amortization, net                                                     5,000            29,000           90,000

Other                                                               (78,000)          (63,000)         (31,000)

State income taxes, net of Federal tax benefit                      333,000           137,000          105,000

Federal income tax rate differentials due to surtax exemptions           --                --          (31,000)
                                                                -----------          --------     ------------
                                                                $ 1,920,000          $968,000     $    588,000
                                                                ===========          ========     ============

As a result of operating losses, no provision for income taxes was required for all periods prior to February 20, 1997 for JCC/JIS. JIS operating losses subsequent to February 20, 1997 have been used in the consolidated tax accrual. For income tax reporting purposes, as of December 31, 1997, JIS had an unused operating loss carryforward of approximately $4,200,000, which may be applied against future taxable income of JIS, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2012.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease office facilities under operating lease agreements that expire at various times through the year 2006. Certain of these leases contain optional provisions for additional periods of time. Rent expense was approximately $1,437,000, $897,000, and $557,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum annual future rental commitments, at December 31, 1997, exclusive of common area maintenance costs and utilities, are as follows:

     Year Ending December 31,                Amount
     ------------------------                ------
               1998                       $ 1,391,000
               1999                         1,292,000
               2000                         1,215,000
               2001                         1,029,000
               2002                           896,000
            Thereafter                        695,000
                                          -----------
                                          $ 6,518,000
                                          ===========

Effective January 1994, the Company became self-insured for workers' compensation purposes and is liable for aggregate claims up to approximately $164,000 for 1997, $185,000 for 1996, and $78,000 for 1995. In addition, the
Company is responsible for certain fixed costs including underwriting, brokerage, reinsurance and administration costs.

The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $500,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9.  COMMITMENTS AND CONTINGENCIES -- (Continued)

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties for whom the Company implements "Year 2000" solutions on their computer systems.

The Company believes its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its candidate and client databases utilized in its Contract Placement and Permanent Placement business with software systems that are represented to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

NOTE 10.  RETIREMENT PLANS

The Company had various 401(k) retirement plans (the "Plans") covering substantially all employees through June 30, 1996. Employees were able to contribute a percentage of their pre-tax salary to the Plans. Company contributions to the Plans were at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the Plans in 1996 and 1995. Effective July 1, 1996, all the Plans were merged into one Plan. The new Plan has no Company contribution provision, although employees may continue to contribute a percentage of their pre-tax salary to the Plan.

NOTE 11. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Dividends

In accordance with the provisions of its line of credit, the Company is not permitted to declare or pay any cash dividends on its common stock (see Note 4).

Additional Paid-In Capital

During 1996, additional paid-in capital decreased due to the JCC/DI merger which was accounted for as a reverse acquisition (Notes 12 and 15).

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 11. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE - (Continued)

Stock Option Plan

On September 4, 1996 the Company adopted an Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 1,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant. The options granted are subject to a four year vesting schedule in equal increments annually, and are exercisable any time after vesting up to 10 years from grant date.

During 1997, the Company granted two non-employee directors options to purchase 10,000 common shares each at an exercise price of $3.25 under the Non-Qualified Stock Option Plan.

A summary of the Company's Incentive Stock Option Plan activity for common shares for the year ended December 31, 1997 (there were no options granted in 1996) follows:

                                      Number of Shares       Weighted Average Exercise Price
                                      ----------------       -------------------------------
Outstanding  1/1/97                        -0-                            N/A
       Granted                           675,500                        $ 7.21
       Exercised                           -0-                            N/A
       Terminated                         91,500                        $ 7.43
                                         -------
Outstanding 12/31/97                     584,000                        $ 7.18
                                         =======


The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan. Had compensation cost been determined in accordance with the fair value method of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's pro forma net income and net income per share for the year ended December 31, 1997 would be as follows:

Net Income:
          As reported                  $ 2,711,940
          Pro forma                    $ 2,117,278
Basic earnings per share:
          As reported                     $ 0.21
          Pro forma                       $ 0.17

The resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rate of 5.92%, expected dividend yields of 0%, expected life of five years from date of grant, and expected price volatility of 57%. Since the Company had no history of volatility at the time the options were granted, a weighted average historical volatility of similar companies following a comparable period in their lives was used. The weighted average fair value of the options granted in 1997 was $3.99.

NOTE 12. CAPITAL STRUCTURE OF JIS

Common Stock

In 1993, JCC issued to a financial advisor warrants to purchase common shares of JCC equal to 2% of its outstanding common shares at a purchase price of $.005 per share. JCC issued 211,327 common shares to the financial adviser in 1995 upon the exercise of these warrants.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 12. CAPITAL STRUCTURE OF JIS -- (Continued)

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

At December 31, 1995, these preferred shares were eliminated in consolidation and were presented at no value in minority interest, due to the extent of JCC's shareholders' deficit at December 31, 1995.

In February 1996, JCC's Board of Directors authorized new additional preferred shares, consisting of 1,125,000 $.01 par value Series A convertible preferred shares and 25,000, $1,000 stated value Series B preferred shares.

In February 1996, JCC raised approximately $888,000 ($1,097,000 net of $209,000 in costs) in a private offering of 822,628 Series A convertible preferred shares ("JCC Series A Preferred") at a purchase price per share of $1.33. The JCC Series A Preferred shares were convertible into JCC common shares at the holder's option, and conversion was mandatory at the time of a subsequent public offering of common shares by JCC in excess of $5 million. The JCC Series A Preferred shares carried a cumulative dividend of 7% per year (aggregating approximately $45,000 at December 31, 1996), and holders had a liquidation preference prior to the common shareholders and all other existing classes. At the effective time of the JCC/DI Merger, these preferred shares were converted into the same number of JIS Series A preferred shares ("JIS Series A Preferred") with essentially the same rights and privileges. At December 31, 1996, the JIS Series A Preferred stock is presented at $-0- as "minority interest" in the accompanying consolidated balance sheet. Approximately $888,000 of JIS losses were allocated to this minority interest in the accompanying consolidated statement of operations for the year ended December 31, 1996.

In February 1996, and at the effective time of the JCC/DI Merger, advances from the Company to JCC in the aggregate of $1,520,000 were converted into 1,500 Series B preferred shares of JCC, which were immediately converted into the same number of shares of Series B preferred stock of JIS. The JIS Series B preferred stock carried a cumulative annual dividend of 10%, was not convertible, did not have a liquidation preference and was subject to mandatory redemption. These shares were eliminated in consolidation.

Subsequent to December 31, 1996 and concurrent with the successful completion of the initial public offering, the series A Preferred stock was converted into JIS common stock, then into the Company's common stock, in accordance with the merger agreement. The series B Preferred stock was canceled.

NOTE 13. STOCK REDEMPTION (JTS)

An employee of JTS (the "Minority Shareholder") acquired an aggregate of 400 common shares of JTS over a period of time ending in 1990. The aggregate purchase price for these shares was paid by the Minority Shareholder in the form of unsecured promissory notes. On August 12, 1992, JTS redeemed the Minority Shareholder's shares for $266,000. In addition, in connection with this redemption, JTS agreed to pay the Minority Shareholder $13,527 per month for six years ($950,000 in the aggregate). The restrictive covenant set forth in the agreement and the related liability were recorded at the net present value of the payments, at an assumed interest rate of 8% (or $752,539). During August 1996, JTS reached a settlement agreement with the minority shareholder. Accordingly, two outstanding notes were settled for $322,000, which was less than the aggregate face value, which resulted in a gain of approximately $27,000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 14. STATEMENT OF CASH FLOWS

      Supplemental disclosure of non-cash investing and financing transactions:

During 1997, the Company entered into the following non-cash transactions:

     o  incurred goodwill of $2,399,190 in the business combination with JIS;
     o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;
     o converted $500,000 of convertible debentures into 526,000 shares of common stock;
     o reversed $572,200 of goodwill and long-term debt due to a contingent payment which was not required to be made, relating to the Berkeley acquisition.

During 1996, the Company entered into the following non-cash transactions:

     o incurred long-term debt ($2,379,452) for certain business combinations (see Notes 3 and 5); and
     o restructured $1,000,000 of the existing line of credit facility debt into long-term debt (see Notes 4 and 5).

During the years ended December 31, 1996 and 1995, the Company entered into certain financing arrangements for the purchase of property and equipment in the amounts of approximately $432,000 and $264,000, respectively.

Effective February 29, 1996, JCC and DI effected a Business Combination (see
Note 15) and effective September 1996, the Company, and Berkeley and Systems Automation effected business combinations (see Note 3):

Acquisition of Businesses:

                                                                                               Systems
                                                               DI             Berkeley        Automation
                                                               --             --------        ----------
Inventories                                               $    39,101         $      --       $   79,375

Accounts receivable                                           104,127           455,124          144,756

Property and equipment, net                                   150,034           167,876           56,706

Other assets                                                   10,780            51,110           34,314
                                                          -----------            ------           ------

                                                              304,042           674,110          315,151
                                                          -----------           -------          -------

Accounts payable and accrued expenses                        (82,087)         (254,685)        (307,398)

Debt obligations                                                   --         (206,005)        (196,193)

Due to the Company                                          (100,000)                --               --

Deferred revenue and customer deposits.                     (362,037)         (172,079)        (315,118)
                                                          -----------         ---------        ---------

                                                            (544,124)         (632,769)        (818,709)
                                                          -----------         ---------        ---------

Net assets acquired (liabilities assumed) in business
combination                                               ($ 240,082)         $  41,341      ($ 503,558)
                                                          ===========         =========      ===========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 15. BUSINESS COMBINATION (THE JCC/DI MERGER)

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 16. SEGMENT INFORMATION

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

                                             Year Ended December 31, 1997
                                             ----------------------------
                                      Contract And     Imaging And     Information
                                        Permanent        Network       Technology
                                        Placement        Services        Training      Eliminations      Total
                                        ---------        --------        --------      ------------      -----
Sales to unaffiliated customers        $78,933,050    $ 16,443,294     $ 3,150,123     $      ---     $98,526,467

Intersegment sales
                                           358,517             ---          65,418         423,935           ---
                                       -----------    ------------     -----------     -----------    -----------

Total revenues                         $79,291,567    $ 16,443,294     $ 3,215,541     $   423,935    $98,526,467
                                       ===========    ============     ===========     ===========    ===========

Income (loss) from operations          $ 6,082,994    ($1,572,980)     $    21,158             ---    $ 4,531,172
                                       ===========    ============     ===========     ===========    ===========

Net income (loss)                      $ 3,874,971    ($1,189,665)     $    26,634             ---    $ 2,711,940
                                       ===========    ============     ===========     ===========    ===========

Depreciation and amortization          $   661,029    $    227,281     $   107,930             ---    $   996,240
                                       ===========    ============     ===========     ===========    ===========

Identifiable assets                    $33,310,679    $  5,942,808     $ 1,157,929     $ 8,477,845    $31,933,571
                                       ===========    ============     ===========     ===========    ===========

Capital expenditures                   $   519,000    $    676,000     $   421,000     $        --    $ 1,616,000
                                       ===========    ============     ===========     ===========    ===========


                                              Year Ended December 31, 1996
                                              ----------------------------
                                      Contract And     Imaging And     Information
                                        Permanent        Network        Technology
                                        Placement        Services        Training      Eliminations      Total
                                        ---------        --------        --------      ------------      -----
Sales to unaffiliated customers        $ 67,605,373   $ 14,157,565     $ 608,127       $       ---    $ 82,371,065

Intersegment sales                          289,198         56,692           ---           345,890             ---
                                       ------------   ------------     ---------       -----------    ------------

Total revenues                         $ 67,894,571   $ 14,214,257     $ 608,127       $   345,890    $ 82,371,065
                                       ============   ============     =========       ===========    ============

Income (loss) from operations          $   ,234,305   $  1,349,495)    ($ 25,391)      $       ---    $  1,859,419
                                       ============   =============    =========       ===========    ============

Net income (loss)                      $  1,647,601   $  1,608,861)    ($ 19,797)       ($ 888,000)   $    906,248
                                       ============   =============    =========       ===========    ============

Depreciation and amortization          $    461,937   $     125,522    $  20,789       $       ---    $    608,248
                                       ============   =============    =========       ===========    ============

Identifiable assets                    $ 19,386,384   $   5,638,839    $ 612,188       $ 3,668,403    $ 21,969,008
                                       ============   =============    =========       ===========    ============

Capital expenditures                   $    665,000   $     362,000    $  44,000       $       ---    $  1,071,000
                                       ============   =============    =========       ===========    ============

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 16. SEGMENT INFORMATION -- (Continued)

                                                     Year Ended December 31, 1995
                                                     ----------------------------
                                      Contract And
                                        Permanent         Imaging And
                                        Placement       Network Services     Eliminations           Total
                                        ---------       ----------------     ------------           -----
Sales to unaffiliated customers       $ 55,079,572        $ 8,219,781        $       ---        $ 63,299,353

Intersegment sales                             ---            480,000            480,000                 ---
                                      ------------        -----------        -----------        ------------

Total revenues                        $ 55,079,572        $ 8,699,781        $   480,000        $ 63,299,353
                                      ============        ===========        ===========        ============

Income (loss) from operations         $  1,810,035          ($ 46,156)       $       ---        $  1,763,879
                                      ============        ===========        ===========        ============

Net income (loss)                     $    751,041         ($ 272,458)         ($ 7,057)        $    485,640
                                      ============        ===========        ===========        ============

Depreciation and amortization         $    384,419        $    37,194        $       ---        $    421,613
                                      ============        ===========        ===========        ============

Identifiable assets                   $ 10,900,309        $ 2,530,930        $ 1,799,375        $ 11,631,864
                                      ============        ===========        ===========        ============

Capital expenditures                  $    474,100        $   163,207        $       ---        $    637,307
                                      ============        ===========        ===========        ============


           See Note 2 for summary of significant accounting policies.

NOTE 17. SUBSEQUENT EVENTS

Subsequent to December 31, 1997 the following occurred:

1. The Company satisfied the Note Payable - Berkeley in the amount of approximately $237,721; and repurchased 40,000 common shares at a price of $5.50, which shares will be considered treasury stock.

2. The Company purchased all of the assets of Information Solutions, Inc. ("ISI"), a provider of IT staffing services, for approximately $6,072,000 payable in cash, notes and stock, plus an additional $750,000 contingent upon ISI attaining certain net income targets in 1998.

3. The Company extended an existing office lease through May 2003 and entered into a new lease for office space through March 2005. The aggregate rental commitment of these two leases amounts to approximately $2,400,000 (Note 9).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

INCORPORATION BY REFERENCE

         The information called for by Item 10 "Directors of the Registrant",
Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

         1.  Consolidated Financial Statements:

                  Report of Independent Auditors                          24

                  Consolidated Balance Sheets                             25

                  Consolidated Statements of Operations                   26

                  Consolidated Statements of Shareholders' Equity         27

                  Consolidated Statements of Cash Flows                   28

                  Notes to Consolidated Financial Statements           29-46

         2.  Consolidated Financial Statement Schedules:

                  Included in Part IV of this report:

                           All such information is included in the Notes to the
Consolidated Financial Statements.

                  Other Schedules are omitted because of the absence of conditions under which they are required.

         3.  Exhibits



           Exhibit
             No.          Description of Document
             ---          -----------------------

              1.1 Form of Underwriting Agreement. Incorporated by reference to Exhibit 1.1 to the Registrant's Form S-1 (File No. 333-13109) originally filed on October 1, 1996, as amended (the "Form S-1").

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

             10.1(a) Amendment to lease of Two Bala Plaza, Pennsylvania, dated July 21, 1997, by and between Bala Plaza, Inc. as landlord, and The Judge Group, Inc., as tenant.

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

             10.5 Professional Services Agreement between Merck & Company, Inc. and Judge Technical Services, Inc. Incorporated by reference to Exhibit 10.5 of the Form S-1.

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

            10.10 Employment Agreement, by and between Judge Imaging Systems, Inc. and Jeff Andrews. Incorporated by reference to Exhibit 10.10 of the Form S-1.

            10.11         Stock Option Agreement between the Company and James
                          A. Hahn.

            10.12 Stock Option Agreement between the Company and Randolph J. Angermann.

            10.13 Asset Purchase Agreement dated as of March 5, 1998 among Judge Technical Services, Inc., Information Solutions, Inc., ISI Systems, Inc. and John Runyon. Incorporated by reference to Exhibit 2 to Form 8-K filed on March 20, 1998.

            11.1          Computation of Earnings Per Share.

            21.1 Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 of the Form S-1.

          Exhibit
             No.          Description of Document
             ---          -----------------------

             27           Financial Data Schedule.



         No reports were filed by the Registrant on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,


Dated:  March 26, 1998                        THE JUDGE GROUP, INC.



By:      /s/ Jeffrey J. Andrews               By:    /s/ Martin E. Judge, Jr.
         ------------------------                    ---------------------------
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



/s/ Martin E. Judge, Jr.                    Chairman of the Board,              March 26, 1998
-----------------------------               Director and Chief Executive
Martin E. Judge, Jr.                        Officer
(Principal Executive Officer



/s/ Richard T. Furlano                      Director and President              March 26, 1998
-----------------------------
Richard T. Furlano



/s/ Michael A. Dunn                         Director and Executive              March 26, 1998
-----------------------------               Vice President
Michael A. Dunn



/s/ Randolph J. Angermann                   Director                            March 26, 1998
-----------------------------
Randolph J. Angermann



/s/ James C. Hahn                           Director                            March 26, 1998
-----------------------------
James C. Hahn