Form 10-Q
period 1998-03-31
JUDGE GROUP INC
filed 1998-05-13
CIK 1022893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
                  For the transition period from __________ to __________

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

     Indicate by check mark if registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

     As of May 6, 1998, 13,494,242 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


NUMBER                                                                   PAGE(S)
------                                                                   -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998
  AND DECEMBER 31, 1997                                                     3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
  MONTHS ENDED MARCH 31, 1998 AND 1997                                      4

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
  THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997                            5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
  MONTHS ENDED MARCH 31,1998 AND 1997                                       6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       7-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            11-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        15

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 16-18

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                  March 31, 1998  December 31, 1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $ 1,759,229      $ 1,684,482
Short-term investments                                                     --          5,500,000
Accounts receivable, net                                             18,050,360       14,415,926
Inventories                                                           1,430,836        1,468,902
Prepaid income taxes and deferred taxes                                 363,956          286,000
Other                                                                 1,388,199          712,416
                                                                    -----------      -----------
TOTAL CURRENT ASSETS                                                 22,992,580       24,067,726
                                                                    -----------      -----------

PROPERTY AND EQUIPMENT
Property and Equipment                                                5,677,876        5,007,416
Less: accumulated depreciation and amortization                       2,321,974        2,121,034
                                                                    -----------      -----------
NET PROPERTY AND EQUIPMENT                                            3,355,902        2,886,382
                                                                    -----------      -----------

OTHER ASSETS
Deposits and other                                                      592,269          275,608
Goodwill, net of accumulated amortization of $518,549,
1998 and $405,944, 1997                                              11,537,680        4,703,855
                                                                    -----------      -----------
TOTAL OTHER ASSETS                                                   12,129,949        4,979,463
                                                                    -----------      -----------
TOTAL ASSETS                                                        $38,478,431      $31,933,571
                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                   $   315,000      $   237,721
Accounts payable and accrued expenses                                 6,391,395        3,647,048
Payroll and sales taxes                                               1,419,455          437,788
Other liabilities                                                     1,553,125             --
Income taxes payable                                                       --            291,515
Deferred revenue                                                      1,020,020          928,324
                                                                    -----------      -----------
TOTAL CURRENT LIABILITIES                                            10,698,995        5,542,396
                                                                    -----------      -----------

LONG-TERM LIABILITIES
Deferred rent obligation                                                115,127          116,879
Debt obligations, net of current portion                                550,000             --
                                                                    -----------      -----------
TOTAL LONG-TERM LIABILITIES                                             665,127          116,879
                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value,  50,000,000 shares authorized;
at March 31, 1998, 13,497,969 shares issued and outstanding;
at December 31, 1997, 13,347,969 shares issued and outstanding          134,979          133,479
Preferred stock, $.01 par value, 10,000,000 shares authorized              --               --
Additional paid-in capital                                           23,453,892       22,758,517
Retained earnings                                                     3,745,438        3,382,300
                                                                    -----------      -----------
                                                                     27,334,309       26,274,296
Less treasury stock, 40,000 shares at March 31, 1998; at cost           220,000             --
                                                                    -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                           27,114,309       26,274,296
                                                                    -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $38,478,431      $31,933,571
                                                                    ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                   1998               1997
                                                                   ----               ----

NET REVENUES                                                   $ 25,089,818       $ 23,478,403
                                                               ------------       ------------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)        17,419,944         17,139,385

Selling and operating                                             4,477,452          4,438,638

General and administrative                                        2,598,078          2,019,381
                                                               ------------       ------------

Total costs and expenses                                         24,495,474         23,597,404
                                                               ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                       594,344           (119,001)

OTHER INCOME (EXPENSES), NET
                                                                     61,457           (127,901)
                                                               ------------       ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                             655,801           (246,902)

INCOME TAX EXPENSE                                                  292,663             19,551
                                                               ------------       ------------

NET INCOME (LOSS)                                              $    363,138       ($   266,453)
                                                               ============       ============

NET INCOME (LOSS) PER SHARE:

   BASIC                                                       $       0.03       ($      0.02)
                                                               ============       ============

Weighted Average Shares Outstanding                              13,369,191         10,967,854
                                                               ============       ============

   DILUTED                                                     $       0.03       ($      0.02)
                                                               ============       ============

Weighted Average Shares Outstanding                              13,380,607         11,230,854
                                                               ============       ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998

                                        Common Stock            Additional    Retained        Treasury
                                     Shares        Amount     Paid-In Capital  Earnings         Stock           Total
                                     ------        ------     ---------------  --------         -----           -----
Balance, December 31, 1997         13,347,969     $133,479     $22,758,517     $3,382,300      $    --        $26,274,296

Acquisition transactions              150,000        1,500         695,375           --             --            696,875

Purchase treasury stock                  --           --              --             --         (220,000)        (220,000)

Net Income
                                         --           --              --          363,138           --            363,138
                                   ----------     --------     -----------     ----------     ----------      -----------
Balance, March 31, 1998            13,497,969     $134,979     $23,453,892     $3,745,438     ($ 220,000)     $27,114,309
                                   ==========     ========     ===========     ==========     ==========      ===========



            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997

                                      Common Stock               Additional    Retained
                                  Shares         Amount       Paid-In Capital  Earnings           Total
                                  ------         ------       ---------------  --------           -----
Balance, December 31, 1996       8,587,739      $ 85,877      $   365,877      $ 670,360       $ 1,122,114

Merger transactions              1,194,230        11,942        2,416,498           --           2,428,440

Initial Public Offering          3,000,000        30,000       19,397,635           --          19,427,635

Conversion of debentures           526,000         5,260          494,740           --             500,000

Conversion of note payable          40,000           400          299,600           --             300,000

Net loss                              --            --               --         (266,453)         (266,453)
                                ----------      --------      -----------      ---------       -----------
Balance, March 31, 1997         13,347,969      $133,479      $22,974,350      $ 403,907       $23,511,736
                                ==========      ========      ===========      =========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                             1998                1997
                                                                             ----                ----
OPERATING ACTIVITIES
Net income (loss) for the period                                          $   363,138       ($   266,453)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation                                                                200,940            154,897
  Amortization                                                                116,354             79,643
  Deferred rent                                                                (1,752)            (6,636)
  Provision for losses on accounts receivable                                  37,042             77,421
  Stock compensation                                                             --               29,250
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short term investments                                                    5,500,000               --
  Accounts receivable                                                      (2,277,387)        (1,026,077)
  Inventories                                                                  38,066             39,379
  Deposits and other                                                         (229,834)           (21,542)
  Prepaid income taxes                                                        (77,956)            12,052
  Other current assets                                                       (665,783)           611,267
Increase (decrease) in:
  Accounts payable and accrued expenses                                     2,454,269            605,391
  Payroll and sales taxes                                                     981,667            422,823
  Deferred revenue                                                             91,696            390,574
  Income taxes payable                                                       (291,515)          (305,282)
                                                                          -----------       ------------
    Net cash provided by operating activities                               6,238,945            796,707
                                                                          -----------       ------------
INVESTING ACTIVITIES
Purchases of property and equipment                                          (593,350)          (219,656)
(Increase) decrease in notes receivable, officers and employees, net             --              542,075
Purchase/acquisition of companies                                          (4,679,392)              --
Covenant not to compete                                                       (89,976)              --
                                                                          -----------       ------------
Net cash provided by (used in) investing activities                        (5,362,718)           322,419
                                                                          -----------       ------------
FINANCING ACTIVITIES
Cash acquired in business combination                                         100,000               --
Proceeds from (repayments of) notes payable, bank, net                           --           (9,960,795)
Principal payments on long-term debt                                         (262,721)        (2,077,301)
Repayment of bank note payable related to ISI purchase                       (418,759)              --
Purchase of Treasury Stock                                                   (220,000)              --
Proceeds from issuance of stock and exercise of warrants, net                    --           19,427,635
Repayments from shareholders                                                     --              (95,862)
                                                                          -----------       ------------
    Net cash provided by (used in) financing activities                      (801,480)         7,293,677
                                                                          -----------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                          74,747          8,412,803
CASH AND CASH EQUIVALENTS, BEGINNING                                        1,684,482            105,069
                                                                          -----------       ------------
CASH AND CASH EQUIVALENTS, ENDING                                         $ 1,759,229       $  8,517,872
                                                                          ===========       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for Interest                                    $     9,000       $    178,000
                                                                          ===========       ============
Cash paid during the year for Income taxes                                $   644,000       $    294,000
                                                                          ===========       ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge, Inc.), a
Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Information Management Services" business) and (iii) IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At March 31, 1998, the Company had offices in Bala Cynwyd, Pennsylvania; Hartford, Connecticut; Foxborough and Needham, Massachusetts; Wakefield, Massachusetts; Tampa, Florida; Moorestown and Edison, New Jersey; Alexandria, Virginia; New York, New York; Walled Lake, Michigan; Atlanta, Georgia; Chicago, Illinois; Glastonbury, Connecticut; and Dallas, Texas. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

The Contract Placement business includes the operations of two of the Company's wholly-owned subsidiaries, Judge Technical Services, Inc. ("JTS"), and Judge Technical Services of N.J., Inc. ("JTNJ").

The Permanent Placement business includes the operations of three of the Company's wholly-owned subsidiaries, Judge, Inc., Judge Electronic Services of Florida, Inc. ("JESF") and Judge Inc. of New Jersey ("JINJ").

The IT Training business is comprised of the operations of The Berkeley Associates Corp. ("Berkeley").

The Information Management Services business includes the operations of Judge Imaging Systems, Inc. ("JIS") which became a wholly owned subsidiary of the Company at the closing of its initial public offering in 1997. Prior to that JIS was a public company, a majority of whose shares was owned by the Company and certain officers and directors of the Company, and which was consolidated for financial reporting purposes.

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company successfully completed its initial public offering of common shares on February 20, 1997. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately prior to the initial public offering, the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares. The Company issued 40,000 common shares in lieu of $300,000 of notes payable to Berkeley, in accordance with the purchase agreement with Berkeley. In connection with the initial public offering, the Company incurred approximately $1,694.000 of accounting, legal, printing and other costs as of December 31, 1997 and such costs have been charged to additional paid-in capital as a reduction of the proceeds from the initial public offering.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1997 and notes thereto.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for the future interim periods or for the full year ended December 31, 1998.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty five years. Amortization of goodwill is based upon management's estimates for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the period ended March 31, 1998 and 1997 was approximately $112,600 and $80,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Recently Issued Accounting Standards

In June 1997, the FASB issued Statement No. 131, "Disclosures about
Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. However, this Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect that this Statement is expected to have on the Company.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128
("FAS 128"), Earnings Per Share, beginning in the fourth quarter of 1997. Prior period earnings per common share were recomputed to conform to the provisions of FAS 128. The recomputations did not result in any restatement in earnings per share previously reported.

Basic earnings per share amounts are computed based on net income, reduced by dividends earned on preferred stock outstanding on JIS through February 1997 ($6,700), and divided by the weighted average number of shares actually outstanding reduced by Treasury Shares. The number of shares used in the computation were approximately 13,369,000 in 1998, and 10,968,000 in 1997.

Diluted earnings per share amounts for the three months ended March 31, 1998 and 1997 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by the number of shares that would be outstanding assuming exercise of outstanding stock options. The number of shares used in the computation were approximately 13,381,000 in 1998 and 11,231,000 in 1997. Options to purchase 521,500 common shares in 1998 and 593,000 common shares in 1997, all of which were issued in 1997, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of common stock.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Earnings Per Share  -- (Continued)

On February 26, 1998 the Company repurchased 40,000 shares of its common stock at a price of $5.50 per share, which shares are considered treasury stock.

Reclassifications

Certain items in the consolidated statement of operations for the three months ended March 31, 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3. BUSINESS COMBINATIONS

Effective March 5, 1998 JTS purchased substantially all of the assets of Information Systems, Inc. and ISI Systems, Inc. (together "ISI"). ISI is engaged in the IT placement business in the Detroit, Michigan area. The total original acquisition cost was $6,290,000 payable in cash, notes and Company stock. An additional amount of up to $500,000 is contingent on ISI attaining certain pre-tax income amounts in calendar year 1998. The acquisition was accounted for as a purchase and the results of operations of ISI are only included since the purchase date. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $5,615,000 which is being amortized over twenty five years beginning in March 1998. A portion of the acquisition cost, $1,063,000, is included in other liabilities on the accompanying condensed consolidated financial statements, the payment terms of which are dependent on the Company's common stock price on February 28, 1999.

Effective March 31, 1998, Judge Inc. purchased substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella"). Cella is engaged in the placement of professional and executive personnel to certain segments of the food industry through offices located in Connecticut, Georgia, Texas and Illinois. The total acquisition cost was $1,529,000 payable in cash and Company stock. The acquisition was accounted for as a purchase and the results of operations of Cella will only be included since the purchase date. The excess of acquisition cost over the fair value of net assets, assumed to equal their carrying value, was approximately $1,331,000 which is being amortized over twenty five years beginning April 1998. A portion of the acquisition cost, $491,000, is included in other liabilities on the accompanying condensed consolidated financial statements, the payment terms of which are dependent on the Company's common stock price on March 31, 1999.

NOTE 4. INCOME TAXES

The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries. In prior years, JIS was not included in the Company's consolidated Federal income tax return, as the Company owned less than 80% of such Company's outstanding common shares. Under Internal Revenue regulations, JIS was not part of the consolidated group for tax purposes and filed their own Federal income tax return. Effective February 20, 1997, JIS began filing as part of the consolidated group. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

In accordance with APB 28 (Interim Financial Reporting), income taxes are calculated at the estimated effective annual (federal and state) tax rate.

The effective tax rate for 1998 and 1997 is higher than the applicable federal statutory tax rate of 34% due to the Company's state tax liabilities, certain expenses that were not deductible for tax purposes, and net operating losses for JIS, which is consolidated for financial reporting but not tax reporting purposes (prior to the merger of the Company and JIS in February
1997).

As a result of operating losses, no provision for income taxes was required for the period prior to February 20, 1997 for JIS. JIS operating losses subsequent to February 20, 1997 have been used in the consolidated tax accrual. For income tax reporting purposes, as of December 31, 1997, JIS had an unused operating loss carryforward of approximately $4,200,000, which may be applied against future taxable income of JIS, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2012.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

NOTE 6. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Stock Option Plan

On September 4, 1996 the Company adopted the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 1,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant. The options granted are generally subject to a four year vesting schedule in equal increments annually, and are exercisable any time after vesting up to 10 years from grant date.

During the quarter ended March 31, 1998, the Company granted options to purchase 125,000 shares at a weighted average exercise price of $4.65. No options were exercised during the period ended March 31, 1998.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan.

NOTE 7. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the three months ended March 31, 1998, the Company entered into the following non-cash transactions:

     o incurred long-term debt ($890,000) for certain business combinations (see Note 3);

     o incurred goodwill of $2,390,000 in the business combination with ISI (see Note 3); and

     o incurred goodwill of $750,000 in the business combination with Cella (see Note 3).

During the three months ended March 31, 1997, the Company entered into the following non-cash transactions:

     o    incurred goodwill of $2,399,190 in the business combination with JIS;

     o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;

     o converted $500,000 of convertible debentures into 526,000 shares of common stock;

NOTE 8. SUBSEQUENT EVENTS

Subsequent to March 31, 1998 the following occurred:

     o The Company modified its line of credit with PNC Bank to increase the maximum borrowings to the lesser of 85% of eligible receivables or $25 million, and extend its maturity to May 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
        THE THREE MONTHS ENDED MARCH 31, 1997

     The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report.

OVERVIEW

     The Company achieved overall revenue growth rates of 6.9% for the three months ended March 31, 1998, compared to the prior year period, with all four of the Company's businesses experiencing revenue growth. In the Company's Contract Placement business, revenues increased by 1.1% in the three months ended March 31, 1998 compared to the prior year period. This growth rate was slightly below Company expectations due to the effect of sales and recruiting personnel turnover experienced in the second half of 1997. To date, the Company has increased its sales and marketing staffs to its 1997 levels and it has addressed its turnover problem. In addition, the Company intends to increase the sales and recruiting staff in its Contract Placement business by approximately 35% throughout the remaining fiscal quarters of 1998. The Company notes, however, that new hires historically have taken approximately two quarters to become productive. Operating income in the Contract Placement business increased by 16.8% in the three months ended March 31, 1998 compared to the prior year period, due to the emphasis on higher margin placements. Management expects this trend of higher margin placements to continue in the Contract Placement business, however, operating income may be reduced as a result of opening additional new offices. During the three months ended March 31, 1998, the Contract Placement business relocated part of the staff from the Foxborough location to Needham, Massachusetts to better serve the Metropolitan Boston area and incurred certain expenses related to this office opening. The Company anticipates that this will help them continue to attract and retain experienced staff and to better service their clients.

     On March 5, 1998 the Company's Contract Placement business purchased substantially all of the assets of Information Solutions, Inc. and ISI Systems, Inc. (together "ISI"), a company engaged in the IT placement business in the Detroit, Michigan area. Revenues for ISI for the one month ended March 31, 1998 are included in the accompanying condensed consolidated financial statements. The Company's Permanent Placement business acquired, effective March 31, 1998, substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella") a company engaged in the placement of professional and executive personnel to certain segments of the food industry. Revenues generated from Cella will be included in the Company's consolidated financial statements in future periods.

     During the first quarter of 1998, the Company's Information Management Services business incurred an operating loss of $368,000 compared to a loss of $951,000 in the prior year period. This decrease in operating loss was attributable to reduced overhead costs including the reduction of administrative, production and sales personnel. The revenue growth of 30.3% experienced by the Company's Information Management Services business in the three months ended March 31, 1998 was attributed to the sales efforts of the retained sales and production support personnel. The Company will continue to adjust its pricing and cost structure in its Information Management Services business to achieve sustained profitability. While the Company believes that the Information Management Services business will ultimately achieve sustained profitability, it cannot predict the timing of such profitability.

     The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of net revenues, for the periods indicated:

                                                             Three Months Ended March 31,
                                                       1998                               1997
                                                       ----                               ----
                                                    (Unaudited)                         (Audited)
                                                                (Dollars in Thousands)

Net Revenues:
   Permanent Placement                       $  2,235               8.9%        $  1,930               8.2%
   Contract Placement                          18,035              71.9%          17,836              76.0%
   Information Management Services              4,045              16.1%           3,104              13.2%
   IT Training                                    775               3.1%             608               2.6%
                                             --------             -----         --------             -----
Consolidated Net Revenues                    $ 25,090             100.0%        $ 23,478             100.0%
                                             ========             =====         ========             =====
Income (loss) from Operations:
   Permanent Placement                       $    345              15.4%        $    298              15.4%
   Contract Placement                           1,354               7.5%           1,159               6.5%
   Information Management Services               (368)             -9.1%            (951)            -30.6%
   IT Training                                   (166)            -21.4%            (141)            -23.2%
   Corporate Overhead Expense                    (571)              N/A             (484)              N/A
                                             --------                           --------
Consolidated Income from Operations          $    594               2.4%        ($   119)             -0.5%
                                             ========             =====         ========             =====

Included in corporate overhead expense are salaries, benefits and related costs for the Company's founder and chief executive officer, Martin E. Judge, Jr., and for corporate level financial, legal, human resources, management information systems and marketing personnel.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      1998          1997
                                                                      ----          ----
Net Revenues                                                         100.0%         100.0%
Cost of Sales  (exclusive of items shown separately below)            69.4           73.0
Selling and Operating                                                 17.9           18.9
General and Administrative                                            10.3            8.6
                                                                     -----         ------
Total Costs and Expenses                                              97.6          100.5
Income (Loss) From Operations                                          2.4           (0.5)
Interest Income (Expense) and Other, Net                               0.2           (0.5)
                                                                     -----         ------
Income (Loss) Before Income Taxes                                      2.6%          (1.0%)
                                                                     =====         ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net Revenues. Consolidated net revenues increased by 6.9%, or $1.6 million, for the three months ended March 31, 1998 compared to the prior year period. Revenue for the Contract Placement business increased by 1.1%, or $199,000, for the three months ended March 31, 1998 compared to the prior year period. Revenue growth was relatively flat in the Contract Placement business primarily due to turnover of its sales and recruiting personnel experienced in the second half of 1997. Contributing to the slight increase in revenues for the Contract Placement business was an increase in revenue for the Bala Cynwyd, Pennsylvania and Edison, New Jersey offices of 9.5% and 34.8% respectively. Also contributing to the revenue increase was revenue from the three new offices in Alexandria, Virginia, New York City and Michigan (acquired in March of 1998). These revenue increases were offset by a decrease in revenues from the New England and National offices of 19.1% and 21.4% respectively. This decrease was a direct result of sales and recruiting staffing turnover and to a reduction in the lower margin engineering business. The Company continues to emphasize higher margin IT placement business to supplant the shortfall. The Contract Placement business has increased its sales and recruiting staffs to its 1997 level and believes it has addressed this issue. Turnover for the first quarter of 1998 has been reduced substantially, returning to the levels normally experienced prior to 1997. Revenue for the Permanent Placement business increased by 15.8%, or approximately $305,000, for the three months ended March 31, 1998 compared to the prior year period due primarily to an increase in the number of sales recruiters. Revenue for the Information Management Services business increased by 30.3%, or $941,000 for the three months ended March 31, 1998 compared to the prior year period. This increase in revenues was primarily attributable to orders that were booked late in the fourth quarter of 1997 and were shipped during the first quarter of 1998. The IT Training business generated net revenues of $775,000 for the three months ended March 31, 1998, an increase of $167,000, or 27.5%, over the prior year period.

Cost of Sales. Consolidated cost of sales increased by 1.6%, or $280,000, for the three months ended March 31, 1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 69.4% from 73.0%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 77.7% from 80.0% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services as evidenced by the higher average bill rates, and increased average gross profit margins obtained by the Boston and National offices during the three months ended March 31, 1998 compared to the prior year period. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Information Management Services business cost of sales as a percentage of its revenue decreased to 72.7% from 81.2% in the prior year period. The IT Training business also contributed an additional $472,000 in cost of sales, representing 60.6% of that business' revenues in the period ended March 31, 1998 compared to $320,000, or 52% of revenues, in the comparable period in 1997. This increase was due primarily to an increase in IT training labs from eight in the first quarter of 1997 to eleven in the first quarter of 1998, as well as to increased salary costs for existing trainers and additional trainers to staff the new labs.

Selling and Operating. Consolidated selling and operating expenses increased by 0.9%, or $39,000, for the three months ended March 31, 1998 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 17.9% from 18.9% for the three months ended March 31, 1998 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business decreased to 9.9% from 10.5% % for the three months ended March 31, 1998 compared to the prior year period. This decrease was attributable to decreased bad debt expense during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 and to lower overall sales and recruiting staffing levels. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 69.5% from 74.0% for the three months ended March 31, 1998 compared to the prior year period, which was attributed to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Information Management Services business decreased to 21.3% from 29.8% for the three months ended March 31, 1998 compared to the prior year period, primarily due to management's previously discussed reduction in overhead costs. In the IT Training business selling and operating expenses decreased $17,000, or 7.9%, in the three months ended March 31, 1998 compared to the prior year period.

General and Administrative. Consolidated general and administrative expenses increased 28.7%, or $579,000, for the three months ended March 31, 1998 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues, increased to 10.3% from 8.6% for the three months ended March 31, 1998 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, specifically management information systems, legal and human resources personnel hired beginning in the second fiscal quarter of 1997 through early 1998 which added to corporate overhead for the three months ended March 31, 1998 compared to the prior year period. In addition, the amortization of goodwill increased by $33,000 in the three months ended March 31, 1998 compared to the prior year period due to a full quarter of amortization of goodwill from the JIS merger in 1998 which was consummated half way through 1997's first quarter, and to one months amortization of goodwill related to the ISI acquisition. As a result of a new office in New York, the acquisition of ISI, and additional office space in the Bala and Edison, New Jersey offices, rent expense increased by approximately $100,000 for the three months ended March 31, 1998 compared to the prior year period. The IT Training business incurred general and administrative expenses for the three months ended March 31, 1998 of approximately $280,000, or 36.0% of its revenues, compared to $189,000, or 30.8% of its revenues in the comparable period in 1997 due to higher administrative salaries during the management transition period in the first quarter of 1998 as well as to increased rent and depreciation expenses related to existence of additional training labs.

Interest. Interest expense was $9,000 and $178,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income was $71,000 and $50,000 for the three months ended March 31, 1998 and 1997, respectively. This decrease in interest expense and increase in interest income was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds.

Income Taxes. The effective tax rate for the three months ended March 31, 1998 is higher than the applicable federal statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes. For the three months ended March 31, 1997 the effective tax rate was higher than the federal statutory tax rate due to the net operating losses for the Information Management Services business, which was consolidated for financial but not for tax reporting purposes in the period January 1, 1997 through February 20, 1997, as well as the Company's state tax liabilities. However, since the Company's merger with JIS (which includes the Information Management Services business) on February 20, 1997, this business unit is now consolidated for tax purposes and any losses generated by the Information Management Services business are used in the calculation of the Company's income tax expense or benefit. If the Information Management Services business is able to achieve profitability, it will be able to utilize approximately $4.2 million (as of December 31, 1997) in federal tax operating loss carryforwards, which will expire between 2002 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In February 1997, however, the funds available for working capital purposes increased substantially as a result of the receipt of the proceeds from its initial public offering. The Company continues to use the net proceeds from the Offering as well as its cash flow from operations to fund its working capital needs. The Company typically maintains minimal cash balances, however the unused portion of the proceeds from the Company's Offering has resulted in cash and cash equivalents of $1.8 million as of March 31, 1998. The Company redeemed its short term investments of approximately $5.5 million at December 31, 1997 and used the proceeds to acquire substantially all of the assets of ISI and Cella.

The Company generated cash from operations of $6.2 million for the three months ended March 31, 1998, as compared to cash provided by operations of $797,000 in the prior year period. This result is attributable to several factors, including an increase in net income of $630,000 in the three months ended March 31, 1998 compared to the same period in 1997, and the redemption of the short term investments mentioned above.

Cash purchases of fixed assets for the three months ended March 31, 1998 were $593,000 compared to purchases of $220,000 in the comparable period in the prior year. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, as well as the furnishing of new office facilities. The Company used $4.7 million to complete the acquisition of the assets of ISI and Cella and an additional $419,000 to repay the bank debt assumed in the ISI acquisition. In the first quarter of 1997 the Company received repayment of its loans to officers and related parties in the aggregate amount of $577,000.

In the quarter ended March 31, 1998 the Company repaid the remaining
$238,000 balance outstanding on the notes payable related to the Berkeley acquisition, and repurchased 40,000 common shares (accounted for now as Treasury Stock), at a price of $5.50 per share from the Sellers of Berkeley.

Effective April 24, 1998, the Company has availability under a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. The Line of Credit expires on May 31, 2003. The Line of Credit allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of March 31, 1998, the Company had no borrowings against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurring of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, of either the bank's prime rate or 200 basis points over the London Inter-bank Offering Rate ("LIBOR").

The Company anticipates that its primary uses of capital in future periods will finance additional acquisitions, fund increases in accounts receivable and support internal growth by financing new offices. The Company believes that borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months. The Company has retained PNC Capital Markets, Inc., a subsidiary of PNC Bank Corp., to assist the Company in a potential private placement of senior secured and unsecured debt that would supersede the Line of Credit. However, no assurance can be given that such an offering will occur on terms more favorable to the Company.

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

     Ability to Manage Growth Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers, sales personnel and recruiters in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; and (iii) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its four businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis.

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

     History of Operating Losses in Information Management Services Business The Company's Information Management Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $368,000 for the three month period ended March 31, 1998, and at March 31, 1998 had an accumulated deficit of $5.5 million. The losses have resulted from high marketing and general and administrative costs associated with building the company's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, and the costs associated with the acquisition and integration of one imaging and document management company. The Company is currently focusing on achieving profitability in its Information Management Services business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve sustained profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Information Management Services business will achieve a pricing and cost structure that will generate sustained profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Information Management Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Information Management Services business is unable to achieve sustained profitability, it will not realize the federal tax benefit of its $4.2 million operating loss carryforward at December 31, 1997 which will expire between 2002 and 2011.

     Dependence on Contract Placement Business The Company's Contract Placement business was responsible for 80.3%, 75.0% and 71.4% of total Company revenues for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, for the years ended 1996 and 1997, one customer of the Contract Placement business, Merck, accounted for approximately 10.0% and 9.8% of total Contract Placement revenues, respectively, and 7.5% and 7.0% of total Company revenues, respectively. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets and to apply its management practices to a significantly larger organization. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                     PART II


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

Exhibit No.   Description of Document
-----------   -----------------------

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

   4.3 First Modification to Fourth Amended and Restated Loan and Security Agreement, dated April 24, 1998, between the Company and PNC Bank.

   11.1       Statement re Computation of Earnings Per Share.

   27.1       Financial Data Schedule.


     One report was filed by the Registrant on Form 8-K during the quarter ended March 31, 1998 on March 20, 1998 related to the acquisition by JTS of significantly all the assets of Information Solutions, Inc. and ISI Systems, Inc. effective March 5, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,



Dated:  May 13, 1998

       THE JUDGE GROUP, INC.                  THE JUDGE GROUP, INC.


       By: /s/Jeffrey J. Andrews              By: /s/Martin E. Judge, Jr.
           --------------------------             -----------------------------
              Jeffrey J. Andrews                    Martin E. Judge, Jr.
              Chief Financial Officer               Chairman of the Board and
                                                    Chief Executive Officer