Form 10-Q
period 1998-06-30
JUDGE GROUP INC
filed 1998-08-14
CIK 1022893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

             For the transition period from __________ to __________


                           COMMISSION FILE NO. 0-21963


                              THE JUDGE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                   23-1726661
-------------------------------             ---------------------------------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 3, 1998, 13,487,576 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


NUMBER                                                                                    PAGE(S)
------                                                                                    -------

                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 AND DECEMBER 31, 1997                 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,
     1998 AND 1997                                                                              4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30,
     1998 AND 1997                                                                              5

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED
     JUNE 30, 1998 AND 1997                                                                     6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
     1998 AND 1997                                                                              7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                         8-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                         13-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            19

                                       PART II - OTHER INFORMATION
                                       ---------------------------

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                   20-22


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                                  June 30, 1998    December 31, 1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                           $ 2,566,360          $ 1,684,482
Short-term investments                                                                       --            5,500,000
Accounts receivable, net                                                             18,301,552           14,415,926
Inventories                                                                           1,554,896            1,468,902
Prepaid income taxes and deferred taxes                                                 286,000              286,000
Other                                                                                 1,740,527              712,416
                                                                                    -----------          -----------
TOTAL CURRENT ASSETS                                                                 24,449,335           24,067,726
                                                                                    -----------          -----------
PROPERTY AND EQUIPMENT
Property and Equipment                                                                7,007,387            5,007,416
Less: accumulated depreciation and amortization                                       2,562,578            2,121,034
                                                                                    -----------          -----------
NET PROPERTY AND EQUIPMENT                                                            4,444,809            2,886,382
                                                                                    -----------          -----------
OTHER ASSETS
Deposits and other                                                                      703,033              275,608
Covenant not to compete, net of accumulated amortization of $14,996, 1998                74,980                   --
Goodwill, net of accumulated amortization of $681,901, 1998 and $405,944, 1997       15,175,338            4,703,855
                                                                                    -----------          -----------
TOTAL OTHER ASSETS                                                                   15,953,351            4,979,463
                                                                                    -----------          -----------
TOTAL ASSETS                                                                        $44,847,495          $31,933,571
                                                                                    ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                   $   395,000          $   237,721
Accounts payable and accrued expenses                                                 9,558,361            3,647,048
Payroll and sales taxes                                                                 999,486              437,788
Other liabilities                                                                     1,882,288                   --
Income taxes payable                                                                     21,937              291,515
Deferred revenue                                                                      1,129,711              928,324
                                                                                    -----------          -----------
TOTAL CURRENT LIABILITIES                                                            13,986,783            5,542,396
                                                                                    -----------          -----------
LONG-TERM LIABILITIES
Note Payable, Bank                                                                    2,500,000                   --
Deferred rent obligation                                                                115,601              116,879
Debt obligations, net of current portion                                                450,462                   --
                                                                                    -----------          -----------
TOTAL LONG-TERM LIABILITIES                                                           3,066,063              116,879
                                                                                    -----------          -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at June 30, 1998,
13,531,302 shares issued and outstanding; at December 31, 1997, 13,347,969 shares
issued and outstanding                                                                  135,312              133,479
Preferred stock, $.01 par value, 10,000,000 shares authorized                                --                   --
Additional paid-in capital                                                           23,624,391           22,758,517
Retained earnings                                                                     4,254,946            3,382,300
                                                                                    -----------          -----------
                                                                                     28,014,649           26,274,296
Less treasury stock, 40,000 shares at June 30, 1998; at cost                            220,000                   --
                                                                                    -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                                           27,794,649           26,274,296
                                                                                    -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $44,847,495          $31,933,571
                                                                                    ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                       1998                 1997
                                                                                       ----                 ----
NET REVENUES                                                                        $52,865,997          $49,540,975
                                                                                    -----------         ------------
COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                            35,821,772           35,619,056

Selling and operating                                                                 9,811,536            8,503,773

General and administrative                                                            5,786,539            4,050,005
                                                                                    -----------          -----------

Total costs and expenses                                                             51,419,847           48,172,834
                                                                                    -----------          -----------

INCOME FROM OPERATIONS                                                                1,446,150            1,368,141

OTHER INCOME (EXPENSES), NET                                                             51,180             (52,644)
                                                                                    -----------         ------------

INCOME BEFORE INCOME TAX EXPENSE                                                      1,497,330            1,315,497

INCOME TAX EXPENSE                                                                      624,684              674,083
                                                                                    -----------          -----------

NET INCOME                                                                          $   872,646          $   641,414
                                                                                    ===========          ===========

NET INCOME PER SHARE:

   BASIC                                                                                 $ 0.07               $ 0.05
                                                                                         ======               ======

Weighted Average Shares Outstanding                                                  13,419,350           12,164,486
                                                                                     ==========           ==========

   DILUTED                                                                               $ 0.07               $ 0.05
                                                                                         ======               ======

Weighted Average Shares Outstanding                                                  13,420,390           12,295,260
                                                                                     ==========           ==========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                       1998                 1997
                                                                                       ----                 ----
NET REVENUES                                                                        $27,776,181          $26,062,572
                                                                                    -----------          -----------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                            18,401,828           18,472,409

Selling and operating                                                                 5,334,084            4,078,228

General and administrative                                                            3,188,461            2,024,793
                                                                                    -----------          -----------

Total costs and expenses                                                             26,924,373           24,575,430
                                                                                    -----------          -----------

INCOME FROM OPERATIONS                                                                  851,808            1,487,142

OTHER INCOME (EXPENSES), NET                                                           (10,277)               75,257
                                                                                    -----------          -----------

INCOME BEFORE INCOME TAX EXPENSE                                                        841,531            1,562,399

INCOME TAX EXPENSE                                                                      332,019              654,532
                                                                                    -----------          -----------

NET INCOME                                                                          $   509,512          $   907,867
                                                                                    ===========          ===========

NET INCOME PER SHARE:

   BASIC                                                                                 $ 0.04               $ 0.07
                                                                                         ======               ======

Weighted Average Shares Outstanding                                                  13,468,958           13,347,969
                                                                                     ==========           ==========

   DILUTED                                                                               $ 0.04               $ 0.07
                                                                                         ======               ======

Weighted Average Shares Outstanding                                                  13,491,998           13,347,969
                                                                                     ==========           ==========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998

                                          Common Stock
                                     -----------------------      Additional       Retained      Treasury
                                     Shares           Amount   Paid-In Capital     Earnings        Stock          Total
                                     ------           ------   ---------------     --------      --------         -----
Balance, December 31, 1997         13,347,969        $133,479    $22,758,517      $3,382,300      $     --     $26,274,296

Acquisition transactions              183,333           1,833        865,874              --            --         867,707

Purchase treasury stock                    --              --             --              --      (220,000)       (220,000)

Net Income                                 --              --             --         872,646            --         872,646
                                   ----------        --------    -----------      ----------     ---------     -----------

Balance, June 30, 1998             13,531,302        $135,312    $23,624,391      $4,254,946     ($220,000)    $27,794,649
                                   ==========        ========    ===========      ==========     =========     ===========


            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997

                                          Common Stock
                                     -----------------------      Additional       Retained
                                     Shares           Amount   Paid-In Capital     Earnings         Total
                                     ------           ------   ---------------     --------         -----
Balance, December 31, 1996          8,587,739        $ 85,877    $   365,877      $  670,360     $ 1,122,114

Merger transactions                 1,194,230          11,942      2,416,498              --       2,428,440

Initial Public Offering             3,000,000          30,000     19,209,991              --      19,239,991

Conversion of debentures              526,000           5,260        494,740              --         500,000

Conversion of note payable             40,000             400        299,600              --         300,000

Net income                                 --              --             --         641,414         641,414
                                   ----------        --------    -----------      ----------     -----------

Balance, June 30, 1997             13,347,969        $133,479    $22,786,706      $1,311,774     $24,231,959
                                   ==========        ========    ===========      ==========     ===========


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                       1998                 1997
                                                                                       ----                 ----
OPERATING ACTIVITIES
Net income for the period                                                           $   872,646          $   641,414
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation                                                                          452,121              299,677
  Amortization                                                                          290,953              182,612
  Deferred rent                                                                          (1,278)             (10,017)
  Provision for losses on accounts receivable                                            47,890              204,936
  Stock compensation                                                                         --               29,250
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short term investments                                                              5,500,000                   --
  Accounts receivable                                                                (2,202,153)          (3,092,456)
  Inventories                                                                           386,026              353,089
  Deposits and other                                                                   (374,133)             (76,930)
  Prepaid income taxes                                                                       --               11,102
  Other current assets                                                                 (965,312)             518,196
Increase (decrease) in:
  Accounts payable and accrued expenses                                               4,099,543            3,762,620
  Payroll and sales taxes                                                               483,879            (204,410)
  Deferred revenue                                                                      (68,522)             322,736
  Income taxes payable                                                                 (263,945)             (89,978)
                                                                                    -----------          -----------
    Net cash provided by operating activities                                         8,257,715            2,851,841
                                                                                    -----------          -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                                  (1,721,903)            (701,343)
(Increase) decrease in notes receivable, officers and employees, net                         --              577,287
Purchase/acquisition of companies                                                    (6,869,109)                  --
Covenant not to compete                                                                 (89,976)                  --
                                                                                    -----------          -----------
Net cash used in investing activities                                                (8,680,988)            (124,056)
                                                                                    -----------          -----------
FINANCING ACTIVITIES
Cash acquired in business combination                                                   159,068                   --
Proceeds from (repayments of) notes payable, bank, net                                2,500,000           (9,960,795)
Proceeds (repayments) of bank overdrafts                                                     --           (1,858,000)
Principal payments on long-term debt                                                   (337,721)          (2,113,544)
Repayment of bank note payable related to ISI purchase                                 (476,576)                  --
Advances receivable related to On-Site purchase                                        (319,620)                  --
Purchase of Treasury Stock                                                             (220,000)                  --
Proceeds from issuance of stock and exercise of warrants, net                                --           19,239,991
Repayments from shareholders                                                                 --              (95,862)
                                                                                    -----------          -----------
    Net cash provided by financing activities                                         1,305,151            5,211,790
                                                                                    -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        881,878            7,939,575
CASH AND CASH EQUIVALENTS, BEGINNING                                                  1,684,482              105,069
                                                                                    -----------          -----------
CASH AND CASH EQUIVALENTS, ENDING                                                   $ 2,566,360          $ 8,044,644
                                                                                    ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for Interest                                              $    25,000          $   284,000
                                                                                    ===========          ===========
Cash paid during the year for Income taxes                                          $   876,000          $   721,000
                                                                                    ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 1.  DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge, Inc.), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Information Management Services" business) and (iii) IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At June 30, 1998, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in thirteen states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

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

The IT Training business is comprised of the operations of The Berkeley Associates Corp. ("Berkeley").

The Information Management Services business includes the operations of Judge Imaging Systems, Inc. ("JIS") which became a wholly owned subsidiary of the Company at the closing of the Company's initial public offering in 1997. Prior to that time, JIS was a public company, a majority of whose shares was owned by the Company and certain officers and directors of the Company, and which was consolidated for financial reporting purposes.

During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company successfully completed its initial public offering of common shares on February 20, 1997. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately prior to the initial public offering, the holders of $500,000 of convertible notes exchanged them for 526,000 Company common shares. The Company issued 40,000 common shares in lieu of $300,000 of notes payable to Berkeley, in accordance with the purchase agreement with Berkeley. In connection with the initial public offering, the Company incurred approximately $1,694,000 of accounting, legal, printing and other costs as of December 31, 1997 and such costs have been charged to additional paid-in capital as a reduction of the proceeds from the initial public offering.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1997 and the notes thereto.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1998.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty five years. Amortization of goodwill is based upon management's estimates for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the six months ended June 30, 1998 and 1997 was approximately $276,000 and $183,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

Basic earnings per share amounts are computed based on net income, reduced by dividends earned on preferred stock outstanding on JIS through February 1997 ($6,700), and divided by the weighted average number of shares actually outstanding reduced by Treasury Shares. The number of shares used in the computation for the six months ended June 30, 1998 and 1997 were approximately 13,419,000, and 12,164,000, respectively. The number of shares used in the computation for the three months ended June 30, 1998 and 1997 were approximately 13,469,000 and 13,348,000, respectively.

Diluted earnings per share amounts for the three and six months ended June 30, 1998 and 1997 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by the number of shares that would be outstanding assuming exercise of outstanding stock options. The number of shares used in the computation for the six months ended June 30, 1998 and 1997 were approximately 13,420,000 and 12,295,000, respectively. The number of shares used in the computation for the three months ended June 30, 1998 and 1997 were approximately 13,492,000 and 13,348,000, respectively. Options to purchase 1,190,750 common shares in 1998 and 561,500 common shares in 1997 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of common stock.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Earnings Per Share  -- (Continued)

On February 26, 1998 the Company repurchased 40,000 shares of its common stock at a price of $5.50 per share, which shares are held as treasury stock.

Reclassifications

Certain items in the consolidated statement of operations for the three and six months ended June 30, 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3.  BUSINESS COMBINATIONS

In the six months ended June 30, 1998 the Company, through its subsidiaries, consummated several acquisitions which were accounted for as purchase transactions, with the results of their operations only included in the accompanying financial statements since the respective purchase dates. In each acquisition the excess cost over the fair value of net assets, assumed to equal their carrying value, is considered goodwill and is being amortized over terms ranging from fifteen years to twenty-five years beginning with the month following the acquisition. In some instances a portion of the acquisition cost is included in other liabilities on the accompanying condensed consolidated financial statements, the payment terms of which are dependent on the Company's common stock price on future dates. Following is a list of the acquisitions:

Effective March 5, 1998, JTS purchased substantially all of the assets of Information Systems, Inc. and ISI Systems, Inc. (together "ISI"), a company engaged in the IT placement business in the Detroit, Michigan area, for total original acquisition cost of $6,290,000, payable in cash, notes and Company stock. An additional amount of up to $500,000 is contingent on ISI attaining certain pre-tax income amounts in calendar year 1998.

Effective March 31, 1998, Judge, Inc. purchased substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella"), a company engaged in the placement of personnel with offices in Connecticut, Georgia, Texas and Illinois, for total acquisition cost of $1,529,000, payable in cash and Company stock.

Effective May 11, 1998, JIS purchased all of the outstanding common stock of On-Site Solutions, Inc. ("On-Site"), a company engaged in the systems integration business in the Irvine, California area, for total original acquisition cost of the assumption of approximately $663,000 in liabilities. Additional amounts are contingent on On-Site attaining certain pre-tax income amounts in the periods April 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999.

Effective May 29, 1998, JIS purchased substantially all of the assets of AOP Solutions ("AOP"), a company engaged in the Information Management Solutions business in the Buffalo, New York area, for total acquisition cost of $3,240,000, payable in cash and Company stock. Additional amounts are contingent on AOP attaining certain pre-tax income amounts in the periods January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999.

Effective June 8, 1998, JIS purchased all of the outstanding common stock of Systems Solutions, Inc. d/b/a Corebridge Technologies, Inc. ("Corebridge"), a company engaged in document management, imaging and workflow solutions in the Seattle, Washington area, for total acquisition cost of $155,000, payable in cash. Additional amounts are contingent on Corebridge attaining certain pre-tax income amounts in the periods May 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999.

NOTE 4.  NOTE PAYABLE, BANK

Note payable, Bank consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the prime rate. Maximum permitted borrowings thereunder is the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 5.  INCOME TAXES

The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries. In prior years, JIS was not included in the Company's consolidated Federal income tax return, as the Company owned less than 80% of JIS' outstanding common shares. Under Internal Revenue regulations, JIS was not part of the consolidated group for tax purposes and filed their own Federal income tax return. Effective February 20, 1997, JIS began filing as part of the consolidated group. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

NOTE 7.  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

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

During the six months ended June 30, 1998, the Company granted options to purchase 818,650 shares at a weighted average exercise price of $5.10. No options were exercised during the period ended June 30, 1998.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 8.  STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the six months ended June 30, 1998, the Company entered into the following non-cash transactions:

     o incurred long-term debt ($890,000) for certain business combinations (see Note 3);
     o incurred goodwill of $2,390,000 in the business combination with ISI (see Note 3); and
     o incurred goodwill of $750,000 in the business combination with Cella (see Note 3).
     o   incurred goodwill of $710,000 in the business combination with On-Site.
     o   incurred goodwill of $998,000 in the business combination with AOP.

During the six months ended June 30, 1997, the Company entered into the following non-cash transactions:
     o   incurred goodwill of $2,399,190 in the business combination with JIS;
     o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;
     o converted $500,000 of convertible debentures into 526,000 shares of common stock;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997


The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report.

OVERVIEW

The Company achieved overall revenue growth rates of 6.7% for the six months ended June 30, 1998, compared to the prior year period, with all four of the Company's businesses experiencing revenue growth. In the Company's Contract Placement business, revenues increased by 4.6% in the six months ended June 30, 1998 compared to the prior year period. This growth rate was below Company expectations due to the effect of sales and recruiting personnel turnover experienced in the second half of 1997. To date, the Company has increased its sales and marketing staffs to its 1997 levels and believes it has addressed its turnover problem, although new hires historically have taken approximately two quarters to become productive. As a result of the addition of sales and recruiting staff during the first six months of 1998, operating income in the Contract Placement business decreased by 12.2% in the six months ended June 30, 1998 compared to the prior year period. During the six months ended June 30, 1998, the Contract Placement business relocated part of its staff from Foxborough, Massachusetts to Needham, Massachusetts to better serve the Metropolitan Boston area and incurred certain expenses related to this office opening. The Company anticipates that this will help it to continue to attract and retain experienced staff and to better service its clients. The Company also opened offices in Raleigh, North Carolina, and Tampa and Jacksonville, Florida. The Contract Placement business is also seeking to leverage the resources of the current office in Tampa, Florida by the Permanent Placement business unit. However, due to the addition of new sales and recruiting staff to replace those that left in the National and Boston offices and the opening of new offices, the trend of reduced operating income margin will continue for the balance of 1998. As a result of the reduced operating margin for the Contract Placement business, management is re-evaluating its current operating expenses with a goal of reducing overhead.

On March 5, 1998, the Company's Contract Placement business purchased substantially all of the assets of Information Solutions, Inc. and ISI Systems, Inc. (together "ISI"), a company engaged in the IT placement business in the Detroit, Michigan area. Revenues for ISI are included in the accompanying condensed consolidated financial statements from March 1, 1998 through June 30, 1998. The Company's Permanent Placement business acquired, effective March 31, 1998, substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella"), a company engaged in the placement of professional and executive personnel to certain segments of the food industry. Revenues generated from Cella have been included in the Company's consolidated financial statements since April 1, 1998. During the first six months of 1998, the Company's Information Management Services business acquired substantially all of the assets of three companies. The revenues associated with these acquisitions were included in the six months ended June 30, 1998 results only from the dates of their acquisitions. On May 11, 1998, On-Site Solutions of Irvine, California, a west coast systems integration company specializing in imaging, document management and workflow solutions, was acquired. As of May 31, 1998, AOP Solutions, a New York based office and information management solutions company was acquired. On June 19, 1998, Corebridge Technologies, a west coast FileNet systems integration company specializing in document management, imaging and workflow solutions was acquired.

During the first six months of 1998, the Company's Information Management Services business incurred an operating loss of $860,000 compared to a loss of $1,283,000 in the prior year period. This decrease in operating loss was primarily attributable to increased gross profit margins which is a result of emphasizing service revenue. The Company will continue to adjust its pricing and cost structure in its Information Management Services business in order to attempt to achieve profitability. While the Company believes that the Information Management Services business will ultimately achieve sustained profitability, it cannot predict the timing of such profitability. Due to the unpredictability of when this business unit will achieve profitability and the losses sustained to date, the Company has decided to dispose of this business unit. This unit will continue to operate as an on-going concern until the Company adopts a plan of disposition.

The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of net revenues, for the periods indicated:

                                              SIX MONTHS ENDED JUNE 30,                 THREE MONTHS ENDED JUNE 30,
                                      -----------------------------------------    ----------------------------------------
(Dollars in thousands)                       1998                    1997                  1998                  1997
                                      --------------------    -----------------    ------------------    ------------------
 Net Revenues:
   Permanent Placement                  $ 5,394      10.2%    $ 4,083      8.3%    $ 3,159      11.4%    $ 2,153       8.3%
   Contract Placement                    37,715      71.3%     36,068     72.8%     19,680      70.8%     18,232      70.0%
   Imaging and Network Services           8,291      15.7%      8,062     16.2%      4,246      15.3%      4,958      19.0%
   IT Training                            1,466       2.8%      1,328      2.7%        691       2.5%        720       2.7%
                                        -------     ------    -------    ------    -------     ------    -------     ------
 Consolidated Net Revenues              $52,866     100.0%    $49,541    100.0%    $27,776     100.0%    $26,063     100.0%
                                        =======     ======    =======    ======    =======     ======    =======     ======
 Income (loss) From Operations:
   Permanent Placement                  $ 1,167      21.6%    $   630     15.4%    $   822      26.0%    $   332      15.4%
   Contract Placement                     2,735       7.3%      3,116      8.6%      1,381       7.0%      1,957      10.7%
   Imaging and Network Services            (860)    (10.4%)    (1,283)   (15.9%)      (492)    (11.6%)      (332)     (6.7%)
   IT Training                             (348)    (23.7%)      (111)    (8.4%)      (182)    (26.3%)        30       4.2%
   Corporate Overhead Expense            (1,248)       N/A       (984)      N/A       (677)       N/A       (500)       N/A
                                        -------               -------              -------               -------
 Consolidated Income From Operations    $ 1,446       2.7%    $ 1,368      2.8%    $   852       3.1%    $ 1,487       5.7%
                                        =======     ======    =======    ======    =======     ======    =======     ======


Included in corporate overhead expense are salaries, benefits and related costs for the Company's founder and chief executive officer, Martin E. Judge, Jr., and for corporate level financial, legal, human resources, management information systems and marketing personnel.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:


                                                                THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                             1998             1997             1998             1997
                                                             ----             ----             ----             ----
Net Revenues                                                100.0%           100.0%           100.0%           100.0%
Cost of Sales  (exclusive of items shown separately          66.2             71.9             67.8             72.9
below)
Selling and Operating                                        19.2             15.0             18.6             16.4
General and Administrative                                   11.5              7.4             10.9              7.9
                                                           ------            -----            -----            -----
Total Costs and Expenses                                     96.9             94.3             97.3             97.2
Income (Loss) From Operations                                 3.1              5.7              2.7              2.8
Interest Income (Expense) and Other, Net                     (0.1)             0.3              0.1             (0.1)
                                                           ------            -----            -----            -----
Income (Loss) Before Income Taxes                             3.0%             6.0%             2.8%             2.7%
                                                           ======            =====            =====            =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Revenues. Consolidated net revenues increased by 6.6%, or $1.7 million, for the three months ended June 30, 1998 compared to the prior year period. Revenue for the Contract Placement business increased by 7.9%, or $1.4 million, for the three months ended June 30, 1998 compared to the prior year period. Contributing to the increase in revenues for the Contract Placement business was an increase in revenue for the Bala Cynwyd, Pennsylvania and Edison, New Jersey offices of 7.6% and 39.3% respectively. Also contributing to the revenue increase was revenue from the three new offices in Alexandria, Virginia; New York City, New York; and Detroit, Michigan (acquired in March of 1998) of $2.2 million. These revenue increases were offset by a decrease in revenues from the New England and National offices of 28.5% and 9.1% respectively. This decrease was a direct result of sales and recruiting staffing turnover and to a reduction in engineering placements. The Company is seeking to emphasize higher margin IT placement business to supplant the shortfall. The Contract Placement business has increased its sales and recruiting staffs to 1997 levels and believes it has addressed this issue. Turnover during the first half of 1998 has been reduced substantially, returning to the levels normally experienced prior to 1997. Revenue for the Permanent Placement business increased by 46.7%, or approximately $1.0 million, for the three months ended June 30, 1998 compared to the prior year period, due primarily to an increase in the number of sales recruiters. Also contributing to the increase in revenues was revenue related to two new locations: Boston, Massachusetts and New York City, New York; and additional increases in revenue of approximately $668,000 for its acquisition of Cella Associates on March 31, 1998. Revenue for the Information Management Services business decreased by 14.4%, or approximately $712,000 for the three months ended June 30, 1998 compared to the prior year period. Three acquisitions made during the quarter contributed revenues of $1.7 million. This decline in revenues was due to lower sales in existing offices. The IT Training business generated net revenues of $691,000 for the three months ended June 30, 1998, a slight decrease of approximately $29,000, or 4.0%, over the prior year period.

Cost of Sales. Consolidated cost of sales decreased by 0.4%, or approximately $70,000, for the three months ended June 30, 1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 66.2% from 71.9%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 76.8% from 78.3% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Information Management Services business, cost of sales as a percentage of its revenue decreased to 70.3% from 77.6% in the prior year period. The IT Training business also contributed an additional $400,000 in cost of sales, representing 57.9% of that business' revenues in the period ended June 30, 1998 compared to $369,000, or 47.4% of revenues, in the comparable period in 1997. This increase was due primarily to an increase in IT training laboratories from eight in the first quarter of 1997 to eleven in the first quarter of 1998, as well as to increased salary costs for existing trainers and additional trainers to staff the new laboratories.

Selling and Operating. Consolidated selling and operating expenses increased by 30.8%, or $1.3 million, for the three months ended June 30, 1998 compared to the prior year period. Of the $1.3 million increase in selling and operating expense, approximately $729,000, or 52%, represents cost associated with the acquisition of new offices that did not exist during the three months ending June 30, 1997. Selling and operating expenses as a percentage of consolidated net revenues increased to 19.2% from 15.0% for the three months ended June 30, 1998 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business increased to 10.6% from 8.1% for the three months ended June 30, 1998 compared to the prior year period. This increase was attributable to increased sales and recruiting personnel expense during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 as discussed above. The unusually large turnover in sales and recruiting staff occurred during the second quarter of 1997 in the Boston and National offices and the increase in sales and recruiting staff of approximately 22.6 %, therefore primarily reflects the restaffing of those locations. Additional staffing personnel represents the opening of the New York and Virginia offices as well as the purchase of ISI. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 60.6% from 73.6% for the three months ended June 30, 1998 compared to the prior year period, which was attributable to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Information Management Services business increased to 23.7% from 16.3% for the three months ended June 30, 1998 compared to the prior year period. This is directly related to an increase in sales staff while revenues decreased by 14.4% from the three months ended June 30, 1998 as compared to the prior year period. In the IT Training business, selling and operating expenses increased $31,000, or 17.4%, in the three months ended June 30, 1998 compared to the prior year period.

General and Administrative. Consolidated general and administrative expenses increased 57.4%, or $1.2 million, for the three months ended June 30, 1998 compared to the prior year period. Of the $1.2 million increase, approximately $260,000 relates to acquisitions and the addition of new offices. General and administrative expenses as a percentage of consolidated net revenues, increased to 11.5% from 7.4% for the three months ended June 30, 1998 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, specifically management information systems, legal and human resources personnel hired beginning in the second fiscal quarter of 1997 through the second quarter of 1998 which added to corporate overhead for the three months ended June 30, 1998 compared to the prior year period. In addition, the amortization of goodwill increased by $60,000 in the three months ended June 30, 1998 compared to the prior year period due to a full quarter of amortization of goodwill from the JIS merger in 1998 which was consummated half way through 1997's first quarter, and to amortization of goodwill related to acquisitions starting in March 1998 through the end of the second quarter of 1998. As a result of a new office in New York, the acquisition of ISI, and additional office space in the Bala Cynwyd, Pennsylvania and Edison, New Jersey offices, rent expense increased by approximately $167,000 for the three months ended June 30, 1998 compared to the prior year period. The IT Training business incurred general and administrative expenses for the three months ended June 30, 1998 of approximately $236,000, or 34.2% of its revenues, compared to $165,000, or 21.2% of its revenues in the comparable period in 1997 primarily due to higher administrative salaries during the management transition period from the first quarter of 1998 as well as to increased rent and depreciation expenses related to existence of additional training labs.

Interest. Interest expense was $22,000 and $12,000 for the three months ended June 30, 1998 and 1997, respectively. Interest income was $11,600 and $87,500 for the three months ended June 30, 1998 and 1997, respectively. This lower interest expense and higher interest income for the three months ended June 30, 1997 was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds. The decrease in interest income and increase in interest expense for the three months ended June 30, 1998, compared to the prior year period, reflects the use of the net proceeds from the Offering to pay for the acquisitions.

Income Taxes. The effective tax rate for the three months ended June 30, 1998 is higher than the applicable federal statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes. If the Information Management Services business is able to achieve profitability, it will be able to utilize approximately $4.2 million (as of December 31, 1997) in federal tax operating loss carryforwards, which will expire between 2002 and 2012.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net Revenues. Consolidated net revenues increased by 6.7%, or $3.3 million, for the six months ended June 30, 1998 compared to the prior year period. Revenue for the Contract Placement business increased by 4.6%, or $1.6 million, for the six months ended June 30, 1998 compared to the prior year period. Contributing to the increase in revenues for the Contract Placement business was an increase in revenue for the Bala Cynwyd, Pennsylvania and Edison, New Jersey offices of 8.6% and 37.4%, respectively. Also contributing to the revenue increase was revenue from the three new offices in Alexandria, Virginia; New York City, New York; and Detroit, Michigan (acquired in March of 1998) of $3.1 million. These revenue increases were offset by a decrease in revenues from the New England and National offices of 23.8% and 15.4%, respectively. This decrease was a direct result of sales and recruiting staffing turnover that occurred during the second quarter of 1997. The Company is seeking to emphasize higher margin IT placement business to supplant the shortfall. The Contract Placement business has increased its sales and recruiting staffs to 1997 levels and believes it has addressed this issue. Turnover during the first half of 1998 has been reduced substantially, returning to the levels normally experienced prior to 1997. Revenue for the Permanent Placement business increased by 32.1%, or approximately $1.3 million, for the six months ended June 30, 1998 compared to the prior year period due primarily to an increase in the number of sales recruiters. Also contributing to the increase in revenues was revenue related to two new locations: Boston, Massachusetts and New York City, New York; and additional increases in revenue of approximately $668,000 for its acquisition of Cella Associates on April 1, 1998. Revenue for the Information Management Services business increased by 2.8%, or approximately $229,000 for the six months ended June 30, 1998 compared to the prior year period. This increase in revenues was primarily due to the revenue contributed by the three acquisitions made during the second quarter of approximately $1.7 million and was substantially offset by lower revenues in existing offices. The IT Training business generated net revenues of $1,466,000 for the six months ended June 30, 1998, an increase of approximately $138,000, or 10.4%, over the prior year period.

Cost of Sales. Consolidated cost of sales increased by 0.6%, or approximately $200,000, for the six months ended June 30, 1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 67.8% from 72.9%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 77.3% from 79.2% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Information Management Services business, cost of sales as a percentage of its revenue decreased to 71.5% from 78.9% in the prior year period. The IT Training business also contributed an additional $872,000 in cost of sales, representing 59.4% of that business' revenues in the period ended June 30, 1998 compared to $697,000, or 50.0% of revenues, in the comparable period in 1997. This increase was due primarily to an increase in IT training laboratories from eight in the first quarter of 1997 to eleven in the first quarter of 1998, as well as to increased salary costs for existing trainers and additional trainers to staff the new laboratories.

Selling and Operating. Consolidated selling and operating expenses increased by 15.4%, or $1.3 million, for the six months ended June 30, 1998 compared to the prior year period. Of the $1.3 million increase in consolidated selling and operating expense, approximately $729,000, or 56.1%, represents cost associated with the acquisition of new offices that did not exist during the six months ending June 30, 1997. Selling and operating expenses as a percentage of consolidated net revenues increased to 18.6% from 16.4% for the six months ended June 30, 1998 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business increased to 10.3% from 9.2% for the six months ended June 30, 1998 compared to the prior year period. This increase was attributable to increased sales and recruiting personnel expense during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 as discussed above. The unusually large turnover in sales and recruiting staff occurred during the second quarter of 1997 in the Boston and National offices and the increase in sales and recruiting staff of approximately 22.6 % therefore primarily reflects the restaffing of those locations. Additional staffing personnel represents the opening of the New York and Virginia offices as well as the purchase of ISI. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 64.3% from 73.8% for the six months ended June 30, 1998 compared to the prior year period, which was attributable to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Information Management Services business increased slightly to 22.5% from 21.5% for the six months ended June 30, 1998 compared to the prior year period. This is directly related to an increase in revenues. In the IT Training business, selling and operating expenses increased approximately $28,000, or 7.5%, in the six months ended June 30, 1998 compared to the prior year period.

General and Administrative. Consolidated general and administrative expenses increased 42.9%, or $1.7 million, for the six months ended June 30, 1998 compared to the prior year period. Of the $1.7 million increase, approximately $260,000 relates to acquisitions and the addition of new offices. General and administrative expenses as a percentage of consolidated net revenues, increased to 10.9% from 7.9% for the six months ended June 30, 1998 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, specifically management information systems, legal and human resources personnel hired beginning in the second fiscal quarter of 1997 through the second quarter of 1998 which added to corporate overhead for the six months ended June 30, 1998 compared to the prior year period. In addition, the amortization of goodwill increased by $93,000 in the six months ended June 30, 1998 compared to the prior year period due to a full quarter of amortization of goodwill from the JIS merger in 1998 which was consummated half way through 1997's first quarter, and amortization of goodwill related to acquisitions starting in March 1998 through the end of the second quarter of 1998. As a result of new offices in New York, and additional office space in the Bala Cynwyd, Pennsylvania and Edison, New Jersey offices, and the acquisition, rent expense increased by approximately $267,000 for the six months ended June 30, 1998 compared to the prior year period. The IT Training business incurred general and administrative expenses for the six months ended June 30, 1998 of approximately $544,000, or 37.1% of its revenues, compared to $434,000, or 32.7% of its revenues in the comparable period in 1997 primarily due to higher administrative salaries during the management transition period from the first quarter of 1998 as well as to increased rent and depreciation expenses related to existence of additional training labs.

Interest. Interest expense was approximately $31,000 and $191,000 for the six months ended June 30, 1998 and 1997, respectively. Interest income was approximately $82,000 and $138,000 for the six months ended June 30, 1998 and 1997, respectively. This higher interest expense and interest income for the six months ended June 30, 1997 was attributable to the Company's repayment of its debt following the Offering and the interest earned on the unused portion of the Offering proceeds. The lower interest income and interest expense for the six months ended June 30, 1998 reflects the use of the net proceeds from the Offering to pay for the acquisitions.

Income Taxes. The effective tax rate for the three months ended June 30, 1998 is higher than the applicable federal statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes. For the six months ended June 30, 1997 the effective tax rate was higher than the federal statutory tax rate due to the net operating losses for the Information Management Services business, which was consolidated for financial but not for tax reporting purposes in the period January 1, 1997 through February 20, 1997, as well as the Company's state tax liabilities. However, since the Company's merger with JIS (which includes the Information Management Services business) on February 20, 1997, this business unit is now consolidated for tax purposes and any losses generated by the Information Management Services business are used in the calculation of the Company's income tax expense or benefit. If the Information Management Services business is able to achieve profitability, it will be able to utilize approximately $4.2 million (as of December 31, 1997) in federal tax operating loss carryforwards, which will expire between 2002 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In February 1997, the Company's working capital increased substantially as a result of the receipt of the proceeds from its initial public offering. The Company has used the net proceeds from the Offering as well as its cash flow from operations to fund its working capital needs. In June 1998, the Company utilized $2,500,000 in borrowings under its line of credit to fund a portion of the cost of its acquisitions. The Company typically maintains minimal cash balances, however a portion of the borrowings remained in its account until the first business day in July 1998 which resulted in cash and cash equivalents of $2.6 million as of June 30, 1998. The Company redeemed its short term investments of approximately $5.5 million held at December 31, 1997 and used the proceeds to acquire substantially all of the assets of ISI and Cella.

The Company generated cash from operations of $8.3 million and $2.9 million for the six months ended June 30, 1998 and 1997, respectively. This result is attributable to several factors, including an increase in net income of $230,000 in the six months ended June 30, 1998 compared to the same period in 1997, the redemption of the short term investments mentioned above, and an increase in accounts payable and accrued expenses primarily related to the recent acquisitions. As discussed in Note 3 in the accompanying condensed consolidated financial statements, the Company has issued common stock as part of the purchase price of some of its acquisitions with a guarantee that the market price of such stock will equal or exceed specified prices per share at future dates. If the determination dates were June 30, 1998, then based on the market price of the stock at June 30, 1998, the Company would have to make a cash payment approximately equal to the amount reflected as "Other Liabilities" on its balance sheet to meet that condition.

Cash purchases of fixed assets for the six months ended June 30, 1998 were $1.7 million compared to purchases of $700,000 in the comparable period in the prior year. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, as well as the furnishing of new office facilities. The Company used $6.9 million to complete all of its acquisitions and an additional $477,000 to repay the bank debts assumed in two of its acquisition. In the first quarter of 1997 the Company received repayment of its loans to officers and related parties in the aggregate amount of $577,000.

In the six months ended June 30, 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the Berkeley acquisition, and repurchased as treasury stock 40,000 common shares, at a price of $5.50 per share, which had been issued to the stockholders of Berkeley in lieu of $300,000 notes payable at the completion of the initial public offering.

The Company has available a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of June 30, 1998 the Company had $2.5 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurring of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-Bank Offered Rate ("LIBOR").

The Company anticipates that its primary uses of capital in future periods will be to finance additional acquisitions, fund increases in accounts receivable and fund internal growth through new office locations. The Company believes that borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

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

History of Operating Losses in Information Management Services Business The Company's Information Management Services business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $860,000 for the six month period ended June 30, 1998, and at June 30, 1998 had an accumulated deficit of $5.7 million. The losses have resulted from high marketing and general and administrative costs associated with building the company's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, and the costs associated with the acquisition and integration of one imaging and document management company. The Company is currently focusing on achieving profitability in its Information Management Services business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve sustained profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Information Management Services business will achieve a pricing and cost structure that will generate sustained profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Information Management Services business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Information Management Services business is unable to achieve sustained profitability, it will not realize the federal tax benefit of its $4.2 million operating loss carryforward at December 31, 1997 which will expire between 2002 and 2011. Moreover, the Company has announced its intention to dispose of the Information Management Services business. As a result, the Company might not be able to realize the benefit of its net operating losses, or it may be forced to recognize a loss on the sale or disposition. The Company has not yet determined the final effect this disposition may have on its operations or financial condition.

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

    4.3 First Modification to Fourth Amended and Restated Loan and Security Agreement, dated April 24, 1998, between the Company and PNC Bank.

   10.1        Employment Agreement between The Judge Group, Inc. and Frank
               Barrett

   10.2 Asset Purchase Agreement by and between Judge, Inc. and Cella Associates of Atlanta, Inc.

   10.3 Asset Purchase Agreement by and between Judge Imaging Systems, Inc., Automated Office Products of Western New York, Inc. D/B/A AOP Solutions, and Paul F. Eckert and Suzanne Eckert

   11.1        Statement re Computation of Earnings Per Share.

   27.1        Financial Data Schedule.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,



Dated:  August 4, 1998

         THE JUDGE GROUP, INC.                 THE JUDGE GROUP, INC.


         By: /s/Frank Michael Barrett          By: /s/Martin E. Judge, Jr.
                -----------------------               -------------------------
                Frank Michael Barrett                 Martin E. Judge, Jr.
                Chief Financial Officer               Chairman of the Board and
                                                      Chief Executive Officer