Form 10-Q
period 1998-09-30
JUDGE GROUP INC
filed 1998-11-12
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                 As of October 1, 1998, 13,487,576 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE(S)
                                                                         -------

                            PART I - FINANCIAL INFORMATION
                            ------------------------------

ITEM 1. FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
          SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                           3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                      4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                     5

          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997              6

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                      7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            13-19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          19

                             PART II - OTHER INFORMATION
                             ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 20-22

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                                               September 30,      December 31,
                                                                                                   1998               1997
                                                                                                   ----               ----

ASSETS
CURRENT ASSETS
Cash and cash equivalents..........................................................               $ 118,578       $ 1,684,482
Short-term investments.............................................................                      --         5,500,000
Accounts receivable, net...........................................................              21,878,169        14,415,926
Inventories........................................................................               1,430,205         1,468,902
Prepaid income taxes and deferred taxes............................................                 818,003           286,000
Other..............................................................................               1,552,255           712,416
                                                                                               ------------      ------------
TOTAL CURRENT ASSETS...............................................................              25,797,210        24,067,726
                                                                                               ------------      ------------

PROPERTY AND EQUIPMENT
Property and equipment.............................................................               7,743,592         5,007,416
Less:  accumulated depreciation and amortization...................................               2,851,481         2,121,034
                                                                                               ------------      ------------
NET PROPERTY AND EQUIPMENT.........................................................               4,892,111         2,886,382
                                                                                               ------------      ------------

OTHER ASSETS
Deposits and other.................................................................                 714,051           275,608
Covenant not to compete, net of accumulated amortization of $ 26,243, 1998.........                  63,733               ---
Goodwill, net of accumulated amortization of $845,815, 1998 and $405,944, 1997.....              15,090,150         4,703,855
                                                                                               ------------      ------------
TOTAL OTHER ASSETS.................................................................              15,867,934         4,979,463
                                                                                               ------------      ------------
TOTAL ASSETS.......................................................................            $ 46,557,255      $ 31,933,571
                                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt..................................................               $ 340,000         $ 237,721
Accounts payable and accrued expenses..............................................               8,451,008         3,647,048
Payroll and sales taxes............................................................                 482,097           437,788
Other liabilities..................................................................               1,882,288               ---
Income taxes payable...............................................................                     ---           291,515
Deferred revenue...................................................................               1,457,683           928,324
                                                                                               ------------      ------------
TOTAL CURRENT LIABILITIES..........................................................              12,613,076         5,542,396
                                                                                               ------------      ------------

LONG-TERM LIABILITIES
Note Payable, Bank.................................................................               6,400,000               ---
Deferred rent obligation...........................................................                 235,664           116,879
Debt obligations, net of current portion...........................................                 375,309               ---
                                                                                               ------------      ------------
TOTAL LONG-TERM LIABILITIES........................................................               7,010,973           116,879
                                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock: $.01 par value, 50,000,000 shares authorized;
at September 30, 1998, 13,531,302 shares issued and outstanding;
at December 31, 1997, 13,347,969 shares issued and outstanding.....................                 135,312           133,479
Preferred stock, $.01 par value, 10,000,000 shares authorized......................                      --               ---
Additional paid-in capital.........................................................              23,624,391        22,758,517
Retained earnings..................................................................               3,393,503         3,382,300
                                                                                               ------------      ------------
                                                                                                 27,153,206        26,274,296
Less treasury stock, 40,000 shares at September 30, 1998; at cost..................                 220,000               ---
                                                                                               ------------      ------------
TOTAL SHAREHOLDERS' EQUITY.........................................................              26,933,206        26,274,296
                                                                                               ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................            $ 46,557,255      $ 31,933,571
                                                                                               ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                       1998             1997
                                                                                                       ----             ----
NET REVENUES.......................................................................                $ 83,225,523      $ 74,859,743
                                                                                                   ------------      ------------

COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)..........................                  57,268,382        53,030,201
Selling and operating..............................................................                  16,186,783        12,371,706
General and administrative.........................................................                   9,670,745         6,195,190
                                                                                                   ------------      ------------

Total costs and expenses...........................................................                  83,125,910        71,597,097
                                                                                                   ------------      ------------

INCOME  FROM OPERATIONS............................................................                      99,613         3,262,646

OTHER INCOME (EXPENSES), NET.......................................................                    (80,942)             9,404
                                                                                                   ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE...................................................                      18,671         3,272,050

INCOME TAX EXPENSE.................................................................                       7,468         1,458,208
                                                                                                   ------------      ------------

NET INCOME.........................................................................                    $ 11,203       $ 1,813,842
                                                                                                   ============      ============


NET INCOME PER SHARE

          BASIC....................................................................                      $ 0.00            $ 0.14
                                                                                                         ======            ======

          WEIGHTED AVERAGE SHARES OUTSTANDING......................................                  13,536,116        12,563,316
                                                                                                     ==========        ==========

          DILUTED..................................................................                      $ 0.00            $ 0.14
                                                                                                         ======            ======

          WEIGHTED AVERAGE SHARES OUTSTANDING......................................                  13,552,783        12,650,019
                                                                                                     ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                 1998              1997
                                                                                                 ----              ----

NET REVENUES.......................................................................           $ 30,359,528      $ 25,318,768
                                                                                              ------------      ------------

COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)..........................             21,446,610        17,470,386
Selling and operating..............................................................              6,375,254         3,824,364
General and administrative.........................................................              3,884,205         2,129,513
                                                                                              ------------      ------------

Total costs and expenses...........................................................             31,706,069        23,424,263
                                                                                              ------------      ------------

INCOME (LOSS) FROM OPERATIONS .....................................................             (1,346,541)        1,894,505

OTHER INCOME (EXPENSES), NET.......................................................               (132,122)           62,048
                                                                                              ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)..................................             (1,478,663)        1,956,553

INCOME TAX EXPENSE  (BENEFIT)......................................................               (617,217)          784,125
                                                                                              ------------      ------------

NET INCOME  (LOSS).................................................................              (861,446)       $ 1,172,428
                                                                                                 =========       ===========


NET INCOME (LOSS) PER SHARE

          BASIC....................................................................               ($ 0.06)            $ 0.09
                                                                                                  ========            ======

          WEIGHTED AVERAGE SHARES OUTSTANDING                                                   13,491,302        13,347,969
                                                                                                ==========        ==========

          DILUTED..................................................................                ($ 0.06)           $ 0.09
                                                                                                  ========            ======

          WEIGHTED AVERAGE SHARES OUTSTANDING                                                   13,491,302        13,347,969
                                                                                                ==========        ==========


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                     Common Stock          Additional
                                                     ------------            Paid-In       Retained       Treasury
                                                   Shares        Amount      Capital       Earnings        Stock          Total
                                                   ------        ------      -------       --------        -----          -----

Balance, December 31, 1997.............         13,347,969     $ 133,479    $22,758,517    $3,382,300         $  --   $ 26,274,296

Acquisition Transactions...............            183,333         1,833        865,874            --            --        867,707

Purchase treasury stock................                 --            --             --            --      (220,000)      (220,000)

Net income.............................                 --            --             --        11,203            --         11,203
                                                ----------     ---------    -----------   ------------   ----------   ------------

Balance, September 30, 1998............         13,531,302     $ 135,312    $23,624,391   $ 3,393,503    ($ 220,000)  $ 26,933,206
                                                ==========     =========    ===========   ===========    ==========   ============


            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                     Common Stock           Additional
                                                     ------------            Paid-In       Retained
                                                 Shares        Amount        Capital       Earnings                      Total
                                                 ------        ------        -------       --------                      -----
Balance, December 31, 1996.............          8,587,739      $ 85,877      $ 365,877     $ 670,360                  $ 1,122,114

Merger Transactions....................          1,194,230        11,942      2,416,498            --                    2,428,440

Initial Public Offerings...............          3,000,000        30,000     19,207,225            --                   19,237,225

Conversion of Debentures...............            526,000         5,260        494,740            --                      500,000

Conversion of Note Payables............             40,000           400        299,600            --                      300,000

Net income.............................                 --            --             --     1,813,842                    1,813,842
                                                ----------     ---------    -----------   -----------                 ------------

Balance, September 30, 1997............         13,347,969     $ 133,479    $22,783,940   $ 2,484,202                 $ 25,401,621
                                                ==========     =========    ===========   ===========                 ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                   1998              1997
                                                                                                   ----              ----
OPERATING ACTIVITIES
Net Income  for the period.........................................................                $ 11,203       $ 1,813,842
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..................................................................                 736,621           461,793
     Amortization..................................................................                 518,269           285,581
     Deferred rent.................................................................                 118,785           (11,770)
     Provision for losses on accounts receivable...................................                 120,761           153,479
     Stock compensation............................................................                     ---            29,250
Changes in operating assets and liabilities:
(Increase) decrease in:
     Short term investments........................................................               5,500,000               ---
     Accounts receivable...........................................................              (5,851,641)       (4,154,295)
     Inventories...................................................................                 510,717           405,631
     Deposits and other............................................................                (385,151)         (168,534)
     Prepaid  income taxes.........................................................                (532,003)           10,202
     Other current assets..........................................................                (777,040)          438,491
Increase (decrease) in:
     Accounts payable and accrued expenses.........................................               2,995,556         1,488,756
     Payroll and sales taxes.......................................................                 (33,510)           79,726
     Deferred revenue..............................................................                 259,450            (9,539)
     Income taxes payable .........................................................                (285,882)           85,457
                                                                                                 ----------       -----------
       Net cash provided by operating activities...................................               2,906,135           908,070
                                                                                                 ----------       -----------

INVESTING ACTIVITIES
Purchases of property and equipment................................................              (2,458,108)       (1,109,012)
(Increase) decrease in notes receivable, officers and employees, net...............                     ---           577,287
Purchase/acquisition of companies..................................................              (6,998,953)              ---
Covenant not to compete............................................................                 (89,976)              ---
                                                                                                 ----------       -----------

       Net cash used in investing activities.......................................              (9,547,037)         (531,725)
                                                                                                 ----------       -----------

FINANCING ACTIVITIES
Cash acquired in business combination..............................................                 159,068               ---
Proceeds from (repayments of) notes payable, bank, net.............................               6,400,000        (9,960,795)
Repayments of bank overdrafts......................................................                     ---        (1,858,000)
Principal payments on long-term debt...............................................                (769,450)       (2,144,728)
Repayment of bank note payable related to ISI purchase.............................                (175,000)              ---
Advances receivable related to On-Site purchase....................................                (319,620)              ---
Purchase of Treasury Stock.........................................................                (220,000)              ---
Proceeds from issuance of stock and exercise of warrants, net......................                     ---        19,237,225
Repayments from shareholders.......................................................                     ---           (95,862)
                                                                                                 ----------       -----------

        Net cash provided by financing activities..................................               5,074,998         5,177,840
                                                                                                 ----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................              (1,565,904)        5,554,185

CASH AND CASH EQUIVALENTS, BEGINNING...............................................               1,684,482           105,069
                                                                                                 ----------       -----------

CASH AND CASH EQUIVALENTS, ENDING..................................................                $118,578       $ 5,659,254
                                                                                                 ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for Interest.............................................               $ 144,000        $ 295,000
                                                                                                 ==========       ===========

Cash paid during the year for Income taxes.........................................               $ 977,000      $ 1,329,000
                                                                                                 ==========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1.  DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge, Inc.), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business) and (iii) IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At September 30, 1998, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in fifteen states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

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

The IT Training business is comprised of the operations of The Berkeley Associates Corp. ("Berkeley").

The Information Management Solutions business includes the operations of Judge Imaging Systems, Inc. ("JIS") which became a wholly owned subsidiary of the Company at the closing of the Company's initial public offering in 1997. Prior to that time, JIS was a public company, a majority of whose shares was owned by the Company and certain officers and directors of the Company, and which was consolidated for financial reporting purposes.

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

The financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1997 and the notes thereto.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ended December 31, 1998.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty five years. Amortization of goodwill is based upon management's estimates for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the nine months ended September 30, 1998 and 1997 was approximately $492,000 and $286,000, respectively, and is included in general and administrative expense in the consolidated statements of operations.

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

Basic earnings per share amounts are computed based on net income, reduced by dividends earned on preferred stock outstanding on JIS through February 1997 ($6,700), and divided by the weighted average number of shares actually outstanding reduced by Treasury Shares. The number of shares used in the computation for the nine months ended September 30, 1998 and 1997 were approximately 13,536,000, and 12,563,000, respectively. The number of shares used in the computation for the three months ended September 30, 1998 and 1997 were approximately 13,491,000 and 13,348,000, respectively.

Diluted earnings per share amounts for the three and nine months ended September 30, 1998 and 1997 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by the number of shares that would be outstanding assuming exercise of outstanding stock options. The number of shares used in the computation for the nine months ended September 30, 1998 and 1997 were approximately 13,553,000 and 12,650,000, respectively. The number of shares used in the computation for the three months ended September 30, 1998 and 1997 were approximately 13,491,000 and 13,348,000, respectively. Options to purchase 1,467,000 common shares in 1998 and 584,000 common shares in 1997 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of common stock.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Earnings Per Share  -- (Continued)

On February 26, 1998 the Company repurchased 40,000 shares of its common stock at a price of $5.50 per share, which shares are held as treasury stock.

Reclassifications

Certain items in the consolidated statement of operations for the three and nine months ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3.  BUSINESS COMBINATIONS

In the nine months ended September 30, 1998 the Company, through its subsidiaries, consummated several acquisitions which were accounted for as purchase transactions, with the results of their operations only included in the accompanying financial statements since the respective purchase dates. In each acquisition the excess cost over the fair value of net assets, assumed to equal their carrying value, is considered goodwill and is being amortized over terms ranging from fifteen years to twenty-five years beginning with the month following the acquisition. In some instances a portion of the acquisition cost is included in other liabilities on the accompanying condensed consolidated financial statements, the payment terms of which are dependent on the Company's common stock price on future dates. Following is a list of the acquisitions:

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

NOTE 4.  NOTE PAYABLE, BANK

Note payable, Bank consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the prime rate or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate. Maximum permitted borrowings thereunder is the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

NOTE 6.  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Stock Option Plan

On September 4, 1996 the Company adopted the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 3,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant. The options granted are generally subject to a four year vesting schedule in equal increments annually, and are exercisable any time after vesting up to 10 years from grant date.

During the nine months ended September 30, 1998, the Company granted options to purchase 925,950 shares at a weighted average exercise price of $4.97. No options were exercised during the period ended September 30, 1998.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan.

NOTE 7.  STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the nine months ended September 30, 1998, the Company entered into the following non-cash transactions:

     o incurred long-term debt ($890,000) for certain business combinations;
     o incurred goodwill of $2,390,000 in the business combination with ISI; and
     o incurred goodwill of $750,000 in the business combination with Cella.
     o incurred goodwill of $710,000 in the business combination with On-Site.
     o incurred goodwill of $998,000 in the business combination with AOP.

During the nine months ended September 30, 1997, the Company entered into the following non-cash transactions:
     o incurred goodwill of $2,399,190 in the business combination with JIS;
     o converted $300,000 of long-term debt to equity in accordance with the Berkeley agreement;
     o converted $500,000 of convertible debentures into 526,000 shares of common stock;

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NOTE 8.  SUBSEQUENT EVENTS

Effective October 12, 1998, JTS purchased substantially all of the assets of Tech Stars, Inc. ("Tech Stars"), a company engaged in the IT placement business with offices in Nashville, Tennessee and Charlotte, North Carolina, for a total original acquisition cost of $1,330,000 payable in cash, note and Company stock. An additional amount is contingent on Tech Stars attaining certain pre-tax income amounts in the period from July 1, 1998 through December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997



The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report.

OVERVIEW

         The Company achieved overall revenue growth rates of 19.9% and 11.2% for the three months and nine months ended September 30, 1998, respectively, compared to prior year periods, with three of the Company's businesses experiencing revenue growth. In the Company's Permanent Placement business revenues for the nine months ended September 30, 1998 increased by 33% over the same period in the prior year. In the Company's largest business, Contract Placement, revenues increased by 9.3% in the nine months ended September 30, 1998 compared to the prior year period. The Information Management Solutions business increased revenues by 10% in the nine months ended September 30, 1998 compared to the prior year period. However, the IT Training business revenues in the nine months ended September 30, 1998 were virtually flat compared to the same period in the prior year. The overall increase was due primarily to revenues from the Company's acquisitions as well as new office locations. This growth rate was below Company expectations due to a focus of efforts on aggressive expansion both internally and through acquisition, which also caused higher selling and general and administrative expenses. The Company has grown from 9 locations at year end 1997 to 22 locations as of September 30, 1998. As a result of the increased expenses the Company experienced a decrease in net income for the nine months ended September 30, 1998 to $11,203 compared to $1,813,842 in the prior year period.

         Revenue growth in the third quarter of 1998, compared to the same period in the prior year, of 35% for the Permanent Placement business, 19% for the Contract Placement business and 21% for the Information Management Solutions business was due primarily to the same reason stated above. In the IT Training business revenues decreased 17% in the third quarter of 1998 compared to the third quarter of 1997. The increased expenses associated with the expansion of infrastructure to support the acquisitions and new office locations resulted in a net loss of $861,446 for the quarter ended September 30, 1998 compared to a net income of $1,172,428 in the same period in the prior year. During the three months ended September 30, 1998, the Contract Placement business closed its office in New York City and incurred certain expenses related to this office closing. Subsequent to September 30, 1998 the Information Management Solutions business also closed its New York City office and incurred certain expenses related to this office closing. The Company has decided to dispose of the Information Management Solutions business and is currently evaluating the method, valuation, and target date of the disposal in a manner to maximize shareholder value.

         During the third quarter of 1998, Management began implementing budget controls and cost controls that should be completely in place by the end of the fourth quarter. Management expects a continuation of revenue growth in the fourth quarter of 1998, and an improvement in results over the third quarter of 1998.

         The following table presents the net revenue (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of net revenues, for the periods indicated:


                                                   Nine Months Ended September 30,             Three Months Ended September 30,
                                              --------------------------------------------------------------------------------------
         (Dollars in thousands)                          1998                  1997                  1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues:
  Permanent Placement                           $ 8,250      9.9%     $ 6,201      8.3%    $ 2,856       9.4%    $ 2,118       8.4%
  Contract Placement                             58,209     69.9%      53,247     71.1%     20,494      67.5%     17,179      67.9%
  Information Management Solutions               14,679     17.6%      13,338     17.8%      6,388      21.0%      5,276      20.8%
  IT Training                                     2,088      2.5%       2,074      2.8%        622       2.0%        746       2.9%
                                               --------     -----    --------     -----   --------     ------   --------     ------
Consolidated Net Revenues                      $ 83,226    100.0%    $ 74,860    100.0%   $ 30,360     100.0%   $ 25,319     100.0%
                                               ========    ======    ========     =====   ========     ======   ========     ======
Income (loss) From Operations:
  Permanent Placement                            $1,186     14.4%     $ 1,066     17.2%       $ 19       0.7%      $ 436      20.6%
  Contract Placement                              3,431      5.9%       5,091      9.6%        696       3.4%      1,975      11.5%
  Information Management Solutions               (1,863)   (12.7%)     (1,322)    (9.9%)    (1,003)    (15.7%)       (39)     (0.7%)
  IT Training                                      (640)   (30.7%)       (141)    (6.8%)      (292)    (46.9%)       (30)     (4.0%)
  Corporate Overhead Expense                     (2,014)      N/A      (1,432)      N/A       (767)       N/A       (448)       N/A
                                               --------    ------    --------     -----   --------     ------   --------     ------
Consolidated Income From Operations               $ 100      0.1%     $ 3,262      4.4%    ($1,347)     (4.4%)   $ 1,894       7.5%
                                               ========    ======    ========     =====   ========     ======   ========     ======



Included in corporate overhead expense are salaries, benefits and related costs for corporate level executive, financial, legal, human resources, management information systems and marketing personnel.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                      NINE MONTHS             THREE MONTHS
                                                         ENDED                   ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30
                                                ------------------------------------------------
                                                   1998        1997         1998        1997
                                                ----------- ------------------------ -----------
Net Revenues                                        100.0%       100.0%      100.0%      100.0%
Cost of Sales                                        68.8%        70.8%       70.6%       69.0%
(exclusive of items shown separately below)
Selling and Operating                                19.4%        16.5%       21.0%       15.1%
General and Administrative                           11.6%         8.3%       12.8%        8.4%
                                                    -----        -----       -----       -----
Total Cost and Expenses                              99.9%        95.6%      104.4%       92.5%
Income (Loss) From Operations                          .1%         4.4%       (4.4%)       7.5%
Interest Income (Expense) and Other, Net              (.1%)         .0%        (.4%)        .2%
                                                    -----        -----       -----       -----

Income (Loss) Before Income Taxes                     0.0%         4.4%       (4.9%)       7.7%
                                                    =====        =====       =====       =====



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net Revenues. Consolidated net revenues increased by 19.9%, or $5.0 million, for the three months ended September 30, 1998 compared to the prior year period. Revenue for the Contract Placement business increased by 19.3%, or $3.3 million, for the three months ended September 30, 1998, compared to the prior year period. Revenues for the Contract Placement business increased primarily due to its acquisition and its new locations which, combined, generated $2.5 million of the increase. Revenue for the Permanent Placement business increased by 34.8%, or approximately $738,000, for the three months ended September 30, 1998, compared to the prior year period due partly to its acquisition and new offices which generated a combined $480,000 of the increase and partly to increased sales per recruiter and an increase in average placement fees. Revenue for the Information Management Solutions business increased by 21.1%, or $1.1 million, for the three months ended September 30, 1998 compared to the prior year period. This increase in revenues was attributable to the Company's recent acquisitions which produced $3.4 million of revenues, offset by decreased revenues in existing offices. As of September 30, 1998, the backlog of business for the Information Management Solutions business was $5.3 million, compared to $2.6 million in the prior year period. The IT Training business generated net revenues of $622,000 for the three months ended September 30, 1998, a decrease of $124,000, or approximately 17%, from the same period in 1997. This decrease was due primarily to the expiration of a government funded program that requires re-funding every two years. The Company is still awaiting the re-funding for which it has been approved before scheduling these classes.

         Cost of Sales. Consolidated cost of sales increased by 22.8%, or $4.0 million, for the three months ended September 30,1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 70.6% from 69.0%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue increased to 78.1% from 76.4% partly as a result of lower income from permanent placements of its contractors, which has no cost of sales associated with it, during the quarter ended September 30, 1998 compared to the prior year period. In the Company's Information Management Solutions business cost of sales as a percentage of its revenue increased to 80.1% from 75.9%, primarily related to one contract which contributed a 1.9 percentage point increase in cost of sales for the three months ended September 30, 1998 compared to the prior year period. The IT Training business contributed an additional $397,000 in cost of sales, representing 63.8% of that business' revenues, compared to $350,000, or 47.0% of its revenues in the prior year period.

         Selling and Operating. Consolidated selling and operating expenses increased by 66.7%, or $2.5 million, for the three months ended September 30, 1998 compared to the prior year period. Of such increase $1.8 million, or 72%, represents costs associated with the acquisition of new offices that did not exist during the three months ended September 30, 1997. Selling and operating expenses as a percentage of consolidated net revenues increased to 21.0% from 15.1% for the three months ended September 30, 1998 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business increased to 12.1% from 8.2% for the three months ended September 30, 1997 compared to the prior year period. This increase was mainly attributable to the number of sales and recruiting personnel and related expenses needed to staff the new locations during their start up phase. Management believes it takes new offices approximately twelve months to generate sufficient revenues to cover its costs and begin producing operating income. Selling and operating expenses as a percentage of revenues for the Permanent Placement business increased to 77.2% from 64.5% for the three months ended September 30, 1998 compared to the prior year period, which was attributed to the acquisition and new offices which added 6 percentage points, and to increased commission expense in existing locations. Selling and operating expenses as a percentage of revenues for the Information Management Solutions business increased to 19.8% from 13.7% for the three months ended September 30, 1998 compared to the prior year period. Of the increase of approximately $540,000, approximately $340,000 was attributable to the three acquisitions made in the second quarter of 1998, and the remainder was due primarily to increased sales staff in existing locations. In the IT Training business selling and operating expenses increased $42,000, or 21.3%, in the three months ended September 30, 1998 compared to the prior year period.

         General and Administrative. Consolidated general and administrative expenses increased 82.4%, or $1.75 million, for the three months ended September 30, 1998, compared to the prior year period. The amount of increase reflected a reduction in certain executive salaries which will remain in effect through the remainder of 1998. Of such increase $1.1 million, or 63%, was attributable to the acquisitions and new offices. General and administrative expenses as a percentage of consolidated net revenues, increased to 12.8% from 8.4% for the three months ended September 30, 1998 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, specifically management information systems, accounting, and human resources personnel hired throughout 1998 to support the aggressive expansion, which added to corporate overhead for the three months ended September 30, 1998, compared to the prior year period. In addition, the amortization of goodwill related to the acquisitions increased corporate overhead costs by $113,000 in the three months ended September 30, 1998 compared to the prior year period. As a result of the additional locations and increased office space in the Bala Cynwyd, Pennsylvania, Tampa, Florida and Edison, New Jersey offices, rent expense increased by approximately $361,000 for the three months ended September 30, 1998 compared to the prior year period. The IT Training business incurred general and administrative expenses for the three months ended September 30, 1998 of approximately $278,000, or 44.8% of its revenues, compared to approximately $228,000, or 30.6% of its revenues in the prior year period.

         Interest. Interest expense was $134,000 and $11,000 for the three months ended September 30, 1998 and 1997, respectively. Interest income was $2,000 and $73,000 for the three months ended September 30, 1998 and 1997, respectively. This decrease in interest income and increase in interest expense for the quarter ended September 30, 1998 reflects the Company's use of the net proceeds from the Offering along with increased borrowings on its line of credit to fund it's aggressive internal expansion and acquisitions.

         Income Taxes. The effective tax benefit rate for the three months ended September 30, 1998 is higher than the applicable federal statutory tax rate of 34% due primarily to the Company's state tax operating loss benefits. If the Information Management Solutions business is able to achieve profitability, it will be able to utilize approximately $4.2 million (as of December 31, 1997) in federal tax operating loss carryforwards, which will expire between 2002 and 2012.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net Revenues. Consolidated net revenues increased by 11.2%, or $8.4 million, for the nine months ended September 30, 1998 compared to the prior year period. Revenue for the Contract Placement business increased by 9.3%, or $5.0 million, for the nine months ended September 30, 1998, compared to the prior year period. Contributing to the increase was $5.5 million in revenues from the acquisition and new offices, offset by decreased revenues from the New England and National offices of 24.1% and 3.2% respectively. This decrease was a direct result of sales and recruiting staffing turnover in those offices that occurred during the second quarter of 1997. While the Contract Placement business has increased its sales and recruiting staffs to 1997 levels and substantially reduced its rate of turnover in the first nine months of 1998, the replacement personnel are not yet as productive as those who left. Revenue for the Permanent Placement business increased by 33.0%, or $2.0 million, for the nine months ended September 30, 1998, compared to the prior year period. Of this increase $1.2 million or 60%, was attributable to its acquisition and new offices. Revenue for the Information Management Solutions business increased by 10.0%, or $1.3 million, for the nine months ended September 30, 1998 compared to the prior year period. The business' acquisitions generated $5.1 million of revenues in the quarter ended September 30, 1998 which was mostly offset by decreased revenues in existing locations. The IT Training business generated net revenues of $2.1 million for the nine months ended September 30, 1998, virtually the same amount as the comparable period in 1997.

         Cost of Sales. Consolidated cost of sales increased by 8.0%, or $4.2 million, for the nine months ended September 30,1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 68.8% from 70.8%. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 77.6% from 78.3% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales. In the Company's Information Management Solutions business, cost of sales as a percentage of its revenue decreased to 75.2% from 77.8% for the nine months ended September 30, 1998 compared to the prior year period. The IT Training business also contributed an additional $1.3 million in cost of sales, representing 60.7% of that business' revenues, in the nine months ended September 30, 1998 compared to $988,000, or 46.2% of its revenues, in the comparable period in 1997.

         Selling and Operating. Consolidated selling and operating expenses increased by 30.8%, or $3.8 million, for the nine months ended September 30, 1998 compared to the prior year period. Of such increase approximately $2.6 million, or 68% represented costs associated with the acquisition and new offices that did not exist in the nine months ended September 30, 1997. Selling and operating expenses as a percentage of consolidated net revenues increased to 19.5% from 16.5% for the nine months ended September 30, 1998 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the Contract Placement business increased to 10.9% from 9.0% for the nine months ended September 30, 1998 compared to the prior year period. Of the increase of $1.6 million, $1.2 million, or 75%, was attributable to the acquisition and new offices. Selling and operating expenses as a percentage of revenues for the Permanent Placement business decreased to 68.1% from 68.6% for the nine months ended September 30, 1998 compared to the prior year period, attributable primarily to management's efforts to control selling costs. Selling and operating expenses as a percentage of revenues for the Information Management Solutions business increased to 21.3% from 18.4% for the nine months ended September 30, 1998 compared to the prior year period. Of the increase of $671,000 approximately $441,000, or 66%, was due to selling costs incurred by the acquired companies. In the IT Training business selling and operating expenses increased approximately $26,000, or 4.3%, in the nine months ended September 30, 1998 compared to the prior year period.

         General and Administrative. Consolidated general and administrative expenses increased 56.1%, or $3.5 million, for the nine months ended September 30, 1998 compared to the prior year period. The amount of increase reflected a reduction in certain executive salaries, effective July 1, 1998, which will remain in effect through the remainder of 1998. Of this increase $1.5 million relates to the acquisitions and new offices. General and administrative expenses as a percentage of consolidated net revenues, increased to 11.6% from 8.3% for the nine months ended September 30, 1998 compared to the prior year period. Contributing to this increase was the expansion of the Corporate staff, primarily management information systems, human resource and accounting personnel to support the aggressive expansion. In addition, the amortization of goodwill related to the acquisitions increased corporate overhead costs by $206,000 in the nine months ended September 30, 1998 compared to the prior year period. As a result of the acquisitions and new offices, along with increased office space in the Bala Cynwyd, Pennsylvania, Tampa, Florida, and Edison, New Jersey offices, rent expense increased by approximately $672,000 for the nine months ended September 30, 1998 compared to the prior year period. The IT Training business incurred general and administrative expenses for the nine months ended September 30, 1998 of approximately $823,000, or 39.3%, of that business' revenues, compared to $678,000, or 31.7% of its revenues, in the prior year period.

         Interest. Interest expense was $165,000 and $202,000 for the nine months ended September 30, 1998 and 1997, respectively. Interest income was $84,000 and $211,000 for the nine months ended September 30, 1998 and 1997, respectively. This decrease in interest expense and in interest income was attributable to the Company's usage of the proceeds from it's Offering, along with additional borrowing to fund the aggressive expansion in locations.

         Income Taxes. The effective tax rate for the nine months ended September 30, 1998 is higher than the applicable statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes. For the nine months ended September 30, 1997 the effective tax rate was higher than the federal statutory tax rate due to the net operating losses for the Information Management Solutions business, which was consolidated for financial but not for tax reporting purposes for the period of January 1, 1997 through February 20, 1997, as well as the Company's state tax liabilities. However, since the Company's merger with JIS (which includes the Information Management Solutions business) on February 20, 1997, this business unit is now consolidated for tax purposes and any future losses generated by the Information Management Solutions business are used in the calculation of income tax expense or benefit. If the Information Management Solutions business is able to achieve profitability, it will be able to utilize approximately $4.2 million (as of December 31, 1997) in federal operating loss carryforwards, which will expire between 2002 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In February 1997, the Company's working capital increased substantially as a result of the receipt of the proceeds from its initial public offering. The Company has used the net proceeds from the Offering as well as its cash flow from operations to fund its working capital needs. In June 1998 the Company began using its line of credit to fund the cost of its acquisitions and for working capital, and as of September 30, 1998 $6,400,000 is owing on the line. The Company typically maintains minimal cash balances as reflected in the balance of $119,000 as of September 30, 1998. The Company redeemed its short term investments of approximately $5.5 million held at December 31, 1997 and used the proceeds to acquire substantially all of the assets of ISI and Cella.

         The Company generated cash from operations of $2.9 million and $0.9 million for the nine months ended September 30, 1998 and 1997, respectively. This result is primarily due to the redemption of the short term investments mentioned above, and an increase in accounts payable and accrued expenses primarily related to the recent acquisitions, offset by an increase in accounts receivable which is primarily related to the increased sales. As discussed in
Note 3 in the accompanying condensed consolidated financial statements, the Company has issued common stock as part of the purchase price of some of its acquisitions with a guarantee that the market price of such stock will equal or exceed specified prices per share at future dates. If the determination dates were September 30, 1998, then based on the average market price of the stock ending on that date, the Company would have to make a cash payment at least equal to the amount reflected as "Other Liabilities" on its balance sheet to meet that condition.

         Cash purchases of fixed assets for the nine months ended September 30, 1998 and 1997 were $2.5 million and $1.1 million respectively, related primarily to purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, as well as the furnishing of new office facilities. The Company used $7.0 million to complete all of its acquisitions and an additional $495,000 to repay the bank debts assumed in several of its acquisitions. In the first quarter of 1997 the Company received repayment of its loans to officers and related parties in the aggregate amount of $577,000.

         In the nine months ended September 30, 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the Berkeley acquisition, and repurchased as treasury stock 40,000 common shares, at a price of $5.50 per share, which had been issued to the stockholders of Berkeley in lieu of $300,000 notes payable at the completion of the initial public offering.

         The Company currently has available a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable, or $25.0 million. As of September 30, 1998 the Company had $6.4 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurring of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-Bank Offered Rate ("LIBOR").

         The Company anticipates that its primary uses of capital in future periods will be to fund increases in accounts receivable, finance acquisitions and fund internal growth through new office locations. The Company believes that borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

YEAR 2000 COMPLIANCE

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

The Company has received assurance from the vendor that its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its candidate and client databases utilized in its Contract Placement and Permanent Placement business with software systems that are represented by the vendor to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

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

         History of Operating Losses in Information Management Solutions Business The Company's Information Management Solutions business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $1.9 million for the nine month period ended September 30, 1998, and at September 30, 1998 had an accumulated deficit of $6.3 million. The losses have resulted from high marketing and general and administrative costs associated with building the division's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than anticipated by the Company. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel, the opening and closing of a new office, and the costs associated with the acquisition and integration of two imaging and document management companies. The Company is currently focusing on achieving profitability in its Information Management Solutions business and expanding it through internal growth, new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve sustained profitability, if at all. Typically, the decision by a prospective customer to install a network or to implement a document management system requires the Company to engage in a lengthy and complex sales cycle and involves a significant commitment of resources by the customer over an extended period of time. For these and other reasons, the sales and implementation cycles are subject to a number of significant delays over which the Company has little or no control. Even if it increases sales, there can be no assurance that the Information Management Solutions business will achieve a pricing and cost structure that will generate sustained profits, or that the Company will be able to identify and acquire appropriate acquisition candidates on favorable terms. Failure of the Information Management Solutions business to grow through internal expansion and favorable acquisitions or to achieve profitability would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Information Management Solutions business is unable to achieve sustained profitability, it will not realize the federal tax benefit of its $4.2 million operating loss carryforward at December 31, 1997 which will expire between 2002 and 2012.

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

   Exhibit No.      Description of Document

       11.1         Statement re Computation of Earnings Per Share.

       27.1         Financial Data Schedule.


         No reports were filed by the Registrant on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,


Dated:  November 11, 1998

        THE JUDGE GROUP, INC.                  THE JUDGE GROUP, INC.


        By: /s/Frank Barrett                   By: /s/Martin E. Judge, Jr.
            -----------------------------          -----------------------------
               Frank Barrett                         Martin E. Judge, Jr.
               Chief Financial Officer               Chairman of the Board and
                                                     Chief Executive Officer