Form 10-K
period 1998-12-31
JUDGE GROUP INC
filed 1999-04-15
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998
                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                           PENNSYLVANIA                                                23-1726661
  (State or other jurisdiction of Incorporation or Organization)           (IRS Employer Identification No.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 1999, the approximate aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,404,108 based on the closing sales price of $1.75 of the Registrant's Common Stock on the NASDAQ Stock Market.

         As of March 31, 1999, 13,497,576 shares of the Registrant's Common Stock were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                     PART I

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AND CIRCUMSTANCES THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS - FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.



ITEM 1. BUSINESS.

GENERAL

   The Judge Group, Inc. (the "Company"), incorporated in Pennsylvania in June 1970, services the information technology ("IT") and engineering needs of its clients through the following four complementary operating units:

   Contract Placement - Provides IT and engineering personnel ("technical consultants") on a contract basis;

   Permanent Placement - Provides IT and engineering personnel on a permanent basis;

   IT Training - Provides standard and customized IT training on established and emerging software applications; and

   Information Management Solutions - Provides document management, document conversion, computer networking, imaging, workflow and related consulting services.

   The Company's Contract Placement business provides technical consultants skilled in a variety of fields, such as software applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet/Web-Site design, project consulting, project management, and Help Desk management. The Contract Placement business provides technical consultants on a nationwide basis through its National Division, and on a regional and local level through its network of 10 offices in 9 states. The Contract Placement business maintains a database of over 170,000 technical consultants, and in 1998 provided over 1,800 technical consultants to approximately 525 clients.

   The Company's Permanent Placement business provides IT and engineering personnel on a permanent basis to clients nationwide through its network of 7 offices in 7 states. The Permanent Placement business maintains a database of approximately 150,000 professionals, and in 1998 placed 895 candidates with more than 490 clients.

   The Company's IT Training business provides training on a range of software and network applications to the Company's technical consultants and in-house personnel , as well as to corporate, governmental, and individual clients. The IT Training business currently offers licensed diploma courses, certificate courses, and in excess of 130 open-enrollment courses, either in its own computer labs or at client locations. In addition to expanding the Company's range of technical service offerings, the IT Training business will assist the Company in identifying emerging technologies and integrating such technologies into its organization.

   The Company's Information Management Solutions business offers advanced technical solutions to increase the efficiency of business processes, such as business process analysis and redesign, work automation, document management systems design, integration, implementation, maintenance, Internet development and training, project management, and advanced applications development. The Company is a value-added reseller of Optika, Filenet, PCDOCS, Saros(C), Greenbar, Watermark, Keyfile, OTG and Lotus Notes, and integrates its imaging solutions on a variety of operating systems, including Banyan(R), Unix and Windows NT. The Company provides technical solutions through it network of 8 offices in 8 states.

   Since completing its initial public offering in February 1997, the Company has pursued an aggressive expansion program through acquisitions as well as opening of new office locations. In 1998 the Company acquired two Contract Placement businesses, one Permanent Placement business, and three Information Management Solutions businesses. During 1998 the Company also established or expanded service offerings in six locations, two of which were subsequently closed by year end.

   In 1999 the Company expects to restructure its operating units around two basic business segments. Therefore, segment reporting will follow the new business configuration and also enable financial analysis that more closely tracks its lines of business. The Company will evaluate its operations by the Staffing segment, which will include Contract Placement, Permanent Placement, and IT Training, and by the Information Management Solutions segment for which the Company's goal is to separate from its operations in the future.

OPERATIONS

   Permanent Placement. The Permanent Placement business, founded in 1970, generated revenues of $5.9 million, $8.6 million, and $11.0 million in 1996, 1997 and 1998 respectively, representing 7.1%, 8.7%, and 9.6% of total Company revenues for the respective periods. The Company's Permanent Placement business provides IT and engineering personnel on a permanent basis nationwide through its regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Tampa, Florida; Needham, Massachusetts; Dallas, Texas; Atlanta, Georgia; and Chicago, Illinois. The Texas, Georgia, and Illinois locations were added through an acquisition in 1998, while the Massachusetts location was a new operation sharing office space with the Company's Contract Placement business. A significant portion of the Company's engineering placements are in food related industries and, to a lesser extent, the pharmaceutical industry. The Permanent Placement business maintains a database of over 150,000 engineering and IT professionals, and in 1998 it placed 895 professionals with more than 490 clients. As compensation for its service, the Company receives a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves such position during a standard guarantee period of thirty days.

   Contract Placement. The Company's Contract Placement business, founded in 1986, generated revenue of $61.7 million, $70.4 million and $81.3 million in fiscal 1996, 1997 and 1998 representing 75.0%, 71.4% and 70.9% of the Company's consolidated net revenues in those periods, respectively. The Company's Contract Placement business provides IT, engineering and other professional consultants on a contract basis to organizations with complex technology and staffing needs through regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Alexandria, Virginia; Needham, Massachusetts; Providence, Rhode Island; Walled Lake, Michigan; Raleigh and Charlotte, North Carolina; Nashville, Tennessee; Jacksonville, Florida; and nationally through its National Division based in Providence. The Contract Placement business maintains a database of over 170,000 technical consultants, and in 1998 placed over 1,800 consultants with approximately 525 clients. Typical engagements range in duration from six to twelve months, though some of the Company's technical consultants have been performing services for its clients for a period of more than six years. The Company's technical consultants and independent contractors often work jointly with clients' in-house IT personnel. This segment periodically experiences diminished revenue growth in the fourth quarter due to the effect of the Thanksgiving and Christmas holidays. Further, revenues can be depressed in the first quarter due to the effect of winter weather which can prevent contractors from billing hours.

   The majority of the Company's Contract Placement business is derived from providing technical consultants skilled in IT and software engineering. In addition to staff augmentation, the Company provides project consulting services, which can include project management, workflow analysis, database design, custom software applications and system integration. In a project management engagement, which can be on either a fixed fee or a time and material basis, the Company will typically oversee an entire IT project from inception to completion, utilizing technical consultants with specialty skills in the relevant technologies.

   The Company seeks to develop new service offerings. The Company has expanded the type of skilled personnel its Contract Placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. During 1998 the Company began to increase the hiring of technical consultants as bench employees, which are full time Company employees that receive lower hourly rates than technical consultants that are retained on a per job basis. Bench employees will be paid their hourly rate even if they are not billed to a client. The use of bench employees increases the Company's profit margin due to the lower hourly rate paid the employee. However, there would be an adverse effect on net income if bench employees are not fully occupied for clients. In the past the Company has focused its efforts on attracting and placing contractors with more specialized skills thereby enabling the Company to achieve higher margin placements.

   Originally established in 1991, the National Division provides both engineering and IT personnel on a contract basis nationwide, primarily to larger national corporations. Revenue attributable to the National Division was $10.8 million, $11.3 million, and $12.4 million in 1996, 1997, and 1998, respectively.

   IT Training. The Company's IT Training business was acquired in September 1996. It provides training in a variety of software and network applications and generated revenue of $608,000 in the fourth quarter of 1996, $3.2 million, and $3.0 million in 1997 and 1998 respectively, which represented .7%, 3.2%, and 2.6% of the Company's consolidated net revenues during such periods, respectively. The IT Training business provides its services at its facilities in Bala Cynwyd, Pennsylvania and Alexandria, Virginia and at various off-site locations. The IT Training business delivers certified training for all Microsoft products at its locations. The IT Training business provides custom IT training for clients across all hardware and software platforms, dependent on the needs and requirements of the client. The IT Training business is an authorized training center for many major software manufacturers, including Microsoft Corporation, Adobe Systems Incorporated, Quark, Inc., Core Corporation, and Claris Corporation, and is also an approved Apple Training Alliance Center. The IT Training business is a Microsoft Solutions Provider and Certified Technical Education Center. The Company's diploma programs in Desktop Publishing, Business Software, Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veteran's education by the U.S. Veteran's Administration. The IT Training business frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

   Information Management Solutions. The Company intends to separate this business by year end 1999 or as soon as possible in a way that will maximize shareholder value. The Company's Information Management Solutions business offers advanced technical solutions to increase the efficiency of business processes, such as business process analysis and redesign, work automation, document management systems design, integration, implementation, maintenance, Internet development and training, project management and advanced application development. The Company is a value-added reseller of Optika, Filenet, PCDOCS, Saros, Greenbar, Watermark, Keyfile, OTG and Lotus Notes, and integrates its imaging solutions on a variety of operating systems, including Banyan, Unix and Windows NT. As part of the Information Management Solutions it offers, the Company is a value-added reseller for PC and network hardware, software and related peripherals manufactured by Compaq Computer Corp., ACER America Corp., International Business Machines, Apple Computer, Inc., Hewlett Packard Co. and others.

   The Company provides various document management, document conversion, networking, imaging, workflow and related consulting services through its acquisitions in 1998 of Onsite Solutions, Irvine, California; Systems Solutions, Redmond, WA; and AOP Solutions, Buffalo, New York and through its regional offices in Bala Cynwyd, Pennsylvania; Moorestown and Edison, New Jersey; Hartford, Connecticut; Fort Wayne, Indiana; and Wakefield, Massachusetts. The Information Management Solutions business which began operations in 1988, generated revenue of $14.2 million, 16.4 million, and $19.3 million in fiscal 1996, 1997 and 1998, respectively, which represented 17.2%, 16.7% and 16.9% of the Company's consolidated net revenues, respectively.

   The Company sells and installs high-end, mid-range and low-end imaging systems, complementary software and database products and the technical engineering services necessary to deliver a "turn key" imaging system. The Company offers its customers hardware and software maintenance, support and training. The Company implements Filenet and Optika software in Banyan, and Windows NT environments and is currently a value-added reseller of a variety of other imaging software systems. In addition, certain Company personnel have been certified by the Document Imaging Association, the only certification available in the document management industry. The Company integrates its imaging software solutions on hardware manufactured by International Business Machines, Compaq Computer Corp., Hewlett-Packard Co. and Sun Microsystems, Inc. operating under Windows NT and Unix operating systems.

   The Company is also a value-added reseller for PC and network hardware, software and related peripherals for a variety of manufacturers and provides a full range of installation, training, maintenance, repair and network integration services.

   The Information Management Solution's Consulting Services Group seeks to provide its clients with due diligence, analysis, planning and design services for IT projects through process analysis, redesign and enabling technology implementation. The Company believes that a thorough understanding of a client's existing IT system and work processes is necessary to the design of an optimal information management system. In 1998, the Company introduced its System Development Methodology ("SDM") incorporating Joint Application Development ("JAD") to provide clients with a framework for implementing such a system. Under the Company's SDM program, the Company assigns multiple disciplinary study teams to evaluate the client's operations from technology, financial and overall business perspectives. This analysis includes a review of the architecture of the client's current IT System as well as the client's work processes, personnel and culture. Upon completion of this analysis, the Company presents the client with a detailed set of technological and work automation recommendations.

   Additional segment information can be found in Note 12 in the accompanying financial statements.

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

CUSTOMERS

   The primary industries served by the Company include financial services, manufacturing, software/computers, government, and pharmaceutical. In 1998, no customer accounted for more than 10% of the Company's consolidated revenues.

COMPETITION

   The IT professional services industry is highly competitive and fragmented on the local, regional and national levels. The Company believes that some of its competitors are, or will soon be, offering the full range of technical staffing, imaging, document management, consulting and training services that the Company currently provides. In addition, many companies offer one or two of the Company's services in all of the geographical markets in which the Company currently operates. Many of the Company's competitors have significantly greater name recognition and financial, technical and other resources and generate greater revenues and profits than the Company.

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

   IT Training. Within the IT training industry, there is competition among the available training methods, such as instructor-led training versus computer-based training. With the instructor-led training methods, some of the major software and equipment manufacturers maintain their own training programs for both internal training and public training. The Company believes its established library of courses and proprietary course materials that can be updated (or customized for a particular customer) provide it with a competitive advantage. Moreover, the Company believes that the diversity of its course offerings, the quality of its personnel, its multiple training locations, its flexibility in the locations at which it provides its services and its ability to recognize emerging technologies and develop the requisite courses responsive thereto, permit it to remain competitive with others in the marketplace. The Company competes in the IT training business on the basis of its pricing, perceived quality and breadth of course offerings.

   Information Management Solutions. The information management services market is intensely competitive and subject to rapid technological change. In order to compete effectively, the Company needs to continually enhance its current product and service offerings and expand its professional services capabilities. The Company currently competes principally on the basis of its reputation, the breadth of its product line and services, including the ability to sell document management solutions responsive to each client's applications needs and budgetary constraints, provide consulting and conversion services, and the quality, ease of use, reliability and performance of the systems it offers. As there are relatively low barriers to entering the imaging marketplace, the Company expects additional competition from emerging companies as the market expands. In addition, the market includes participants in a variety of market segments, including systems consulting and integration firms such as F.Y.I. Inc. and Lanier Worldwide Inc., professional services companies, applications software firms, temporary employment agencies, the professional service groups of companies such as International Business Machines and Digital Equipment Corporation, facilities management and MIS outsourcing companies, certain multi-national accounting firms, and general management consulting firms.

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

EMPLOYEES

   As of December 31, 1998, the Company had 467 full-time employees. On that date, there were also approximately 865 IT consultants working on full-time assignments for the Company's clients, of which approximately 86% were treated as employees of the Company and 14% were treated as independent contractors for federal and state tax purposes. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

The Company does not own any real property. The Company has leased offices in the following locations:

                                                          LEASE                   SERVICES OFFERED AS OF
             OFFICE                 SQUARE FEET        EXPIRATION                   DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------------------
Bala Cynwyd, Pennsylvania             36,200        October 31, 2002           Contract Placement; Information
                                                                               Management Services; Permanent
                                                                               Placement; IT Training
-------------------------------------------------------------------------------------------------------------------------
Providence, Rhode Island               7,000        September 13, 2003         Contract Placement
-------------------------------------------------------------------------------------------------------------------------
Moorestown, New Jersey                12,800        October 31, 2000           Information Management Solutions
                                       6,400        October 31, 2003
-------------------------------------------------------------------------------------------------------------------------
Edison, New Jersey                    11,800        February 28, 2006          Contract Placement; Permanent Placement;
                                                                               Information Management Services
-------------------------------------------------------------------------------------------------------------------------
Alexandria, Virginia                   3,900        December 31, 2000          Contract Placement, IT Training
-------------------------------------------------------------------------------------------------------------------------
Wakefield, Massachusetts               3,500        Month to Month             Information Management Solutions
-------------------------------------------------------------------------------------------------------------------------
Hartford, Connecticut                  3,200        June 15, 2000              Information Management Solutions
-------------------------------------------------------------------------------------------------------------------------
Tampa, Florida                         6,900        May 31, 2003               Permanent Placement
-------------------------------------------------------------------------------------------------------------------------
Needham, Massachusetts                 7,900        March 31, 2005             Contract Placement, Permanent Placement
-------------------------------------------------------------------------------------------------------------------------
Walled Lake, Michigan                  4,000        August 31, 2001            Contract Placement ****
-------------------------------------------------------------------------------------------------------------------------
Alpharetta, Georgia                    4,500        September 30, 2003         Permanent Placement ****
-------------------------------------------------------------------------------------------------------------------------
Arlington, Texas                       1,100        November 30, 2000          Permanent Placement ****
-------------------------------------------------------------------------------------------------------------------------
Downers Grove, Illinois                2,700        October 31, 2001           Permanent Placement ****
-------------------------------------------------------------------------------------------------------------------------
Buffalo, New York                      4,300        May 31, 2000               Information Management Solutions ****
-------------------------------------------------------------------------------------------------------------------------
Irvine, California                     6,200        September 3, 2001          Information Management Solutions ****
-------------------------------------------------------------------------------------------------------------------------
Redmond, Washington                    1,400        October 31, 2003           Information Management Solutions ****
-------------------------------------------------------------------------------------------------------------------------
Fort Wayne, Indiana                      100        November 15, 1999          Information Management Solutions ****
-------------------------------------------------------------------------------------------------------------------------
Jacksonville, Florida                  2,600        September 30, 2001         Contract Placement
-------------------------------------------------------------------------------------------------------------------------
Durham, North Carolina                 2,100        September 30, 2001         Contract Placement
-------------------------------------------------------------------------------------------------------------------------
Nashville, Tennessee                   1,100        December 31, 2000          Contract Placement ****
-------------------------------------------------------------------------------------------------------------------------
Charlotte, North Carolina       Shared space        Month to Month             Contract Placement ****
-------------------------------------------------------------------------------------------------------------------------
**** Acquired in 1998.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Report, there are no legal proceedings pending against the Company which management believes will have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

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



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company's Common Shares, $0.01 par value per share, are traded on The NASDAQ National Stock Market under the symbol JUDG. The Company's Common Shares began trading on February 14, 1997. Prior to that date, there was no market for the Company's Common Shares. The closing quotation for the Company's Common Shares on March 31, 1999 was $1.75. At March 31, 1999, there were 172 shareholders of record of the Company's Common Shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The following table sets for the high and low sales price per share of the Company's Common Shares for the periods indicated:

                                                         Price Range
                                                         -----------
                                               High                       Low
                                               ----                       ---
Fiscal 1997
   First Quarter  (since February 14)         $ 7.625                   $ 3.250
   Second Quarter                             $ 5.750                   $ 3.000
   Third Quarter                              $ 7.125                   $ 5.000
   Fourth Quarter                             $ 7.250                   $ 4.750
Fiscal 1998
   First Quarter                              $ 5.750                   $ 3.938
   Second Quarter                             $ 6.875                   $ 4.375
   Third Quarter                              $ 5.188                   $ 2.000
   Fourth Quarter                             $ 3.438                   $ 1.750

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

      The Company issued the following unregistered shares of its $0.01 par value common stock in separate transactions related to its acquisitions pursuant to Section 4(2) of the Securities Act:

      March 5, 1998 ISI acquisition, 100,000 shares for consideration of $1,500,000

      March 31, 1998 Cella acquisition, 50,000 shares for consideration of $750,000

      May 31, 1998 AOP acquisition, 33,333 shares for consideration of $499,995

      October 12, 1998 Tech Stars acquisition, 10,000 shares for consideration of $150,000

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated operating statement and balance sheet data for the periods indicated. The selected consolidated operating statement and balance sheet data at and for each of the five fiscal years presented below are derived from the Company's Consolidated Financial Statements, of which the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been audited by Rudolph, Palitz LLP, independent accountants. This data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the Company's Consolidated Financial Statements included herein.

                                                                 YEARS ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS                        1998           1997            1996            1995            1994
                                                ----           ----            ----            ----            ----
                                                           (In Thousands, except per share data)
Net revenues                                 $114,498        $ 98,526        $ 82,371        $ 63,299       $ 45,253
Cost of sales (exclusive of items
shown separately below)                        78,771          69,164          60,121          47,550         34,146
Selling and operating                          23,438          16,256          14,344           9,798          6,509
General and administrative                     13,931           8,575           6,047           4,187          3,155
                                             --------        --------        --------        --------       --------
Total costs and expenses                      116,140          93,995          80,512          61,535         43,810
                                             --------        --------        --------        --------       --------
Income(loss) before non-recurring
charges                                        (1,642)          4,531           1,859           1,764          1,443
Non-recurring charges                          (4,021)              0               0               0              0
Interest income (expense), net                   (252)             72            (876)           (670)          (427)
Other income (expense)                              0              29               4             (27)             7
                                             --------        --------        --------        --------       --------
Income (loss) before income taxes              (5,915)          4,632             987           1,067          1,023
Income tax expense (benefit)                     (798)          1,920             968             588            680
Minority interest income                            0               0            (888)             (7)             0
                                             --------        --------        --------        --------       --------
Net income (loss)                            ($ 5,117)       $  2,712        $    907        $    486       $    343
                                             ========        ========        ========        ========       ========

Basic and Diluted net income (loss)
per Common Share (1)(2)                       ($ 0.38)         $ 0.21          $ 0.10          $ 0.06         $ 0.04
                                             ========        ========        ========        ========       ========
Basic Weighted Average Shares (1)              13,458          12,761           8,473           8,416          8,416
                                             ========        ========        ========        ========       ========
Diluted weighted average shares(2)             13,458          12,826           9,114           9,114          8,851
                                             ========        ========        ========        ========       ========

                                                                        AS OF DECEMBER 31,
BALANCE SHEET DATA:                               1998           1997         1996           1995           1994
                                                  ----           ----         ----           ----           ----
                                                                       (Dollars in thousands)
Working capital                                $ 12,213       $ 18,525       $ 8,253        $ 5,567         $ 329
Total assets                                     47,885         31,934        21,969         11,632         8,017
Notes payable, including current portion(3)       9,882              0        10,161          5,368         2,749
Other long-term obligations, including
current portion                                   1,996            355         3,105          1,755         2,030
Shareholders' equity (deficiency)                23,081         26,274         1,122            391           (95)

(1) All per share and share amounts reflect a 52.6 for 1.0 stock split which occurred in September 1996.

(2) Diluted shares include common stock equivalents and 526,000 Common Shares issued upon conversion of the Company's Convertible Notes.

(3) Includes line of credit and term loan.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes thereto appearing elsewhere in this Report.

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING EVENTS AND CIRCUMSTANCES THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS -- FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

OVERVIEW

      The Company has historically been organized into four operating units: the Contract Placement business which provides IT and engineering professionals on a contract basis; the Permanent Placement business which provides IT and engineering professionals on a permanent basis; the IT Training business which provides IT training both internally and to clients; and the Information Management Solutions business which provides document management, document conversion, networking, imaging and workflow consulting. In 1999 the Company expects to restructure its operating units into two business segments. Therefore, segment reporting will follow the new business segments and also enable financial analysis that more closely tracks its lines of business. The Company will evaluate its operations by the Staffing business, which will include Contract Placement, Permanent Placement and IT Training, and by the Information Management Solutions business for which the Company's goal is to separate from its operations in the future.

ACQUISITIONS

      In 1998, the Company began to implement a strategy to accelerate its growth through the addition of new services, geographic expansion and strategic acquisitions. The Company has aggressively pursued this strategy by acquiring all or substantially all of the business of two Contract Placement firms, one Permanent Placement firm, and three Information Management Solutions firms. The table below presents information regarding each of the Company's acquisitions in 1998:

               Description                      Purchase Price (1)          Effective Date          Business Segment
               -----------                      ------------------          --------------          ----------------
Asset purchase of Information Systems      $6,790,000 in notes, cash,        March 5, 1998      Contract Placement
Inc., an IT placement firm in the          and Company stock
Detroit, Michigan area

Asset purchase of Cella Associates of      $1,529,000 in cash and            March 31, 1998     Permanent Placement
Atlanta, Inc., a placement firm with       Company stock
offices in Georgia, Connecticut,
Illinois and Texas

Stock purchase of On-Site Solutions,       Assumption of $709,000 in         May 11, 1998       Information Management
Inc., a company engaged in systems         liabilities and $2,170,000                           Solutions
integration in Irvine, California area.    in cash and Company stock

Asset purchase of AOP Solutions, a         $4,543,000 in cash and            May 29, 1998       Information Management
company engaged in information             Company stock                                        Solutions
management services in Buffalo, New York

Stock purchase of Systems Solutions,       $155,000 in cash                  June 8, 1998       Information Management
Inc. a systems integration company in                                                           Solutions
Seattle, Washington area

Asset purchase of Tech Stars, Inc. an IT   $1,331,000 in cash, notes         October 12, 1998   Contract Placement
placement business with offices in         and Company stock
Tennessee and North Carolina

      (1) Includes amounts paid in 1999 based on the business attaining certain pre-tax income amounts in the period ended December 31, 1998. In the case of one acquisition the amount of the earnout at December 31, 1998 has been recorded to reflect management's best estimates as of this date which are subject to change. Additional payments could occur contingent on certain of the businesses attaining certain pre-tax income amounts in the year ended December 31, 1999. See Note 3 in the accompanying financial statements.

NEW OFFICES

      In 1998 the Company also opened Contract Placement branch offices in Raleigh, North Carolina, Jacksonville and Tampa, Florida. Further, the Company split its Boston Contract Placement office into two regional operations, Boston and Providence. The Boston regional operation moved into a new facility in Needham, Massachusetts in 1998. In early 1999, upon expiration of the Foxborough, Massachusetts lease, the Providence regional operation and the National Division moved into new facilities in Providence, Rhode Island. The Company's Permanent Placement business opened an operation in shared space in the Needham facility of the Contract Placement business. By year end 1998 the Company had discontinued all services in the New York facility and the Contract Placement business had ceased its operation in Tampa.

      The Company's aggressive expansion in 1998 resulted in additional costs related to a corresponding increase in the infrastructure to adequately manage and service the expanded business. Such increase resulted in higher selling and operating expenses and general and administrative expenses which contributed to the loss incurred by the Company in 1998. In 1998 the Company incurred a net loss of $5.1 million, or approximately $0.38 per common share. The primary cause of the Company's net loss for 1998 was non-recurring charges incurred in connection with a review of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company determined that, due to continuing losses in its Information Management Solutions and IT Training businesses, the goodwill associated with the acquisition of those businesses was impaired and the Company wrote the related assets down accordingly. The Company wrote down $2,914,000 and $707,000 of goodwill in the Information Management Solutions and IT Training businesses, respectively. In addition, the Company established a reserve of $400,000 for future lease losses incurred when it discontinued operations in its New York facility primarily related to the sub-lease of its office space.

CONTRACT PLACEMENT

      Revenue in the Company's Contract Placement business is derived from professional service activities, primarily the placement of skilled IT, engineering and professional personnel whose work is billed at an hourly rate. Engagements of the Company's technical consultants typically last from six to twelve months and the Company bills clients and recognizes revenue on a weekly basis. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. Revenues in the Company's Contract Placement business increased from $61.7 million in 1996 to $81.3 million in 1998. Revenues for the year ended December 31, 1998 were $81.3 million, compared to $70.4 million for the prior year period, an increase of 15.5%. Revenue growth has been primarily due to the acquisitions of ISI and Tech Stars and new offices, which together added $8.9 million, or 82%, of the increased revenues. Revenues also increased due to higher average billing rates. The Company believes that the increase in the average billing rates for its technical consultants has resulted from an increased demand for skilled and experienced technical consultants and to its intentional focus on making higher level IT placements. For the year ended December 31, 1998, total hours billed were 1,485,616, with an average billing rate of $50.69, compared to total hours billed of 1,500,469 with an average billing rate of $47.13 for the prior year period. The decrease in total hours billed in 1998 compared with 1997 was due to a focus of sales efforts on higher margin placements and to a decrease in the annual billed hours by the Company's National and Regional offices located in Providence, Rhode Island, and its Regional office located in Needham, Massachusetts. Such decrease was related to unexpected turnover of sales and recruiting personnel in those offices in the second half of 1997. Cost of sales in the Contract Placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation.

PERMANENT PLACEMENT

      Revenue in the Company's Permanent Placement business is generated from one time fees received upon successful placements of engineering and IT professionals with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 33% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a 30 to 90 day guarantee period. The Permanent Placement business placed 895 professionals with an average placement fee of $12,320 in 1998, compared to 679 professionals placed with an average placement fee of $12,450 for the prior year period. The Company has added resources through its acquisition and office expansion to continue to increase its placements. No cost of sales is recorded in the Permanent Placement business.

INFORMATION MANAGEMENT SOLUTIONS

      Revenue in the Company's Information Management Solutions business is derived from the provision of document management, imaging, networking, workflow and consulting services and related sales of hardware and software. Revenues are recorded in the period in which services are rendered and merchandise is shipped; however, when installation is significant to the completion of the contract, revenue is recognized on a percentage of completion basis. Cost of sales consists of computer hardware, software and related licensing fees, salaries and fringe benefits for design, installation and maintenance personnel, and overhead expenditures allocated to Information Management Solutions activities.

      The Information Management Solutions business currently consists of three separate corporations: Judge Information Management Solutions (consisting of three divisions: Document Management Solutions, Imaging Services and AOP Solutions); On-Site Solutions, Inc.; and System Solutions, Inc. d/b/a Corebridge.

      Due to low operating margins on hardware and software sales a previously existing division in Judge Information Management Solutions, NT Client Server and Network Services, was combined with the existing Judge Information Management Solutions in the latter part of 1998. Although the Company continues to perform all remaining existing hardware, software and maintenance contracts, it is no longer focusing on new sales of hardware and software. Beginning in 1988, the Company anticipated the emergence of a market incorporating imaging and document management technology. It entered this market first as a reseller of Optika Imaging Systems, Inc. software, and later expanded its product line to include both high production, high-end systems such as Filenet and low-end workflow imaging systems such as Watermark, Keyfile and Lotus Notes. More recently, the Company has devoted substantial resources to expand the infrastructure of its Document Management and Imaging Services divisions to support sales growth, including the hiring of numerous consulting, engineering, sales and administrative personnel since the beginning of 1994. Revenue attributable to Document Management and Imaging Services division has grown from $8.7 million at December 31, 1997 to $15.5 million in 1998, representing approximately 53.0% and 80.3% of the Information Management Services business total revenue in those periods, respectively. This increase is primarily the result of revenue from acquisitions made in 1998. The Company's document management and imaging activities have generated operating losses to date due to slower than expected market expansion combined with the substantial investment in infrastructure development. In addition, this business is subject to long sales cycles which frequently cause sales to cross into future quarters.

      The Company currently is focusing on achieving profitability in its Information Management Services business. The Company made investments in acquisitions and personnel in 1998 causing selling, operating costs and general and administration expenses to increase in 1998 compared to 1997. The Company believes that its investment in infrastructure and personnel could generate further increases in revenues in this business in the future. The Company has a goal to separate the Information Management Solutions business by the end of 1999, or as soon as possible, in an effort to maximize shareholder value.

IT TRAINING

      The Company's IT Training business was acquired in September 1996. It provides training in a variety of software and network applications and generated revenue of $608,000 in the fourth quarter of 1996, $3.2 million, and $3.0 million in 1997 and 1998 respectively, which represented .7%, 3.2%, and 2.6% of the Company's consolidated net revenues during such periods, respectively. Tuition and fee revenues are recognized generally when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues. The IT Training business provides its services at its facilities in Bala Cynwyd, Pennsylvania and Alexandria, Virginia and at various off-site locations. The IT Training business delivers certified training for all Microsoft products at its locations. The IT Training business provides custom IT training for clients across all hardware and software platforms, dependent on the needs and requirements of the client. The IT Training business is an authorized training center for many major software manufacturers, including Microsoft, Adobe Systems Incorporated, Quark, Inc., Core Corporation, and Claris Corporation, and is also an approved Apple Training Alliance Center. The IT Training business is a Microsoft Solutions Provider and Certified Technical Education Center. The Company's diploma programs in Desktop Publishing, Business Software, Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veteran's education by the U.S. Veteran's Administration. The IT Training business frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

BUSINESS STRATEGY

      In 1998 the Company implemented a focused strategic planning and budgeting process resulting in a 1999 internal operating plan that attempts to increase revenues approximately 50%, while controlling costs, and return the Company to profitability. However, this plan is subject to many factors and contingencies, and the Company may not be able to realize this goal. A part of the increase in revenues includes anticipated full year results of the businesses acquired in the first and second quarter of 1998, as well as increased revenues generated by planned expansion of the sales and recruiting staffs in the Contract Placement and Permanent Placement businesses. The internal operating plan more closely ties management's compensation to its ability to meet revenue and profit goals. If the Company is able to achieve its internal operating plan, which relies upon certain assumptions including, but not limited to, its ability to increase sales and recruiting staffs in the Contract Placement and Permanent Placement businesses, to achieve profitability in the Information Management Solutions business through concentration on higher margin business, and to maintain stricter cost controls in all of its operating units, the Company believes it can achieve operating income of approximately 6% of revenues. Failure to achieve the aforementioned assumptions as well as other factors could prevent the Company from achieving these goals in 1999. See "Forward Looking Information" herein for additional factors which could materially alter the Company's ability to meet its operational goals in 1999.

      The following table presents the net revenue (net of intercompany eliminations) as a percentage of consolidated net revenues and the income (loss) before non-recurring charges attributable to each of the Company's businesses as a percentage of each business' respective revenues and in dollars for the periods indicated.

                   (UNAUDITED)                                             YEARS ENDED DECEMBER 31,
                                                             1998                    1997                    1996
                                                             ----                    ----                    ----
Net Revenues:                                                               (Dollars in Thousands)
  Permanent Placement                                 $ 10,987        9.6%      $ 8,576       8.7%      $ 5,871        7.1%
  Contract Placement                                    81,276       70.9%       70,357      71.4%       61,735       75.0%
  Information Management Services                       19,280       16.9%       16,442      16.7%       14,157       17.2%
  IT Training                                            2,955        2.6%        3,151       3.2%          608        0.7%
                                                      --------      -----      --------     -----      --------      -----
Consolidated Net Revenues                             $114,498      100.0%     $ 98,526     100.0%      $82,371      100.0%
                                                      ========      =====      ========     =====      ========      =====

Income (loss) Before Non-recurring Charges:
  Permanent Placement                                    $ 834        7.6%      $ 1,576      18.4%      $   779        13.3%
                                                                    =====                   =====                    =====
  Contract Placement                                     4,396        5.4%        6,760       9.6%        4,051        6.6%
                                                                    =====                   =====                    =====
  Information Management Services                       (3,031)     (15.7%)      (1,623)     (9.9%)      (1,394)      (9.8)%
                                                                    =====                   =====                    =====
  IT Training                                             (944)     (31.9%)         141       4.5%          (25)      (4.1)%
                                                                    =====                   =====                    =====
  Corporate Overhead Expense                            (2,897)       N/A        (2,323)      N/A        (1,552)       N/A
                                                      --------      =====       -------     =====       -------      =====
Consolidated Income (loss) Before Non-recurring
Charges                                              ($  1,642)      (1.4%)     $ 4,531       4.6%      $ 1,859        2.3%
                                                      ========      =====       =======     =====       =======      =====

RESULTS OF OPERATIONS

      The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                            1998               1997                1996
                                                                            ----               ----                ----
Net Revenues                                                               100.0%             100.0%              100.0%
                                                                           -----              -----               -----
Cost of Sales (Exclusive of items shown separately below)                   68.8%              71.4%               73.0%
Selling and Operating                                                       20.5%              15.6%               17.4%
General and Administrative                                                  12.1%               8.4%                7.3%
                                                                           -----              -----               -----
Total Costs and Expenses                                                   101.4%              95.4%               97.7%
                                                                           -----              -----               -----
Income (Loss) before Non-recurring Charges and Other Items                  (1.4%)              4.6%                2.3%
Non-recurring Charges                                                       (3.5%)              0.0%                0.0%
Other income (expense), net                                                 (0.2%)              0.1%               (1.1%)
                                                                           -----              -----               -----
Income (Loss) Before Income Taxes                                           (5.1%)              4.7%                1.2%
                                                                           =====              =====               =====

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Revenues. Consolidated net revenues increased by 16.2%, or $16.0 million, for the year ended December 31, 1998 compared to the prior year period. Revenue for the Contract Placement business increased by 15.5%, or $10.9 million, for the year ended December 31, 1998 compared to the prior year period. This increase was primarily due to an increase in revenue of $8.9 million attributable to acquisitions and new offices. Revenue for the Permanent Placement business increased by 28.1%, or $2.4 million, for the year ended December 31, 1998 compared to the prior year period. Of such increase $1.5 million was attributable to its acquisition and new offices, and the remainder was due to increased marketing efforts in its established offices, primarily the New Jersey office which contributed $0.9 million in increased revenues, a 64% increase over the prior year period. Revenue for the Information Management Solutions business increased by 17.3%, or $2.8 million, for the year ended December 31, 1998 compared to the prior year period. Businesses acquired in 1998 contributed $7.5 million to revenues, while revenues from established offices decreased by $4.7 million over the prior year period. Such decrease was due in part to the Company's decision to exit the hardware resale market which represent high revenues but low margins, and to a change in the sales management in the New England area that temporarily depressed revenues. The IT Training business generated net revenues of $3.0 million, a decrease of $196,000 from the prior year period.

Cost of Sales. Consolidated cost of sales increased by 13.9%, or $9.6 million, for the year ended December 31, 1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 68.8% from 71.4%. In the Company's Information Management Solutions business, cost of sales as a percentage of revenue decreased to 75.0% from 77.1%, primarily as a result of an increased focus on providing services that yield higher margins than traditional hardware and software sales. In the Company's Contract Placement business, cost of sales as a percentage of revenue decreased to 77.4% from 78.1%. This decrease was primarily a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, the expenses for which are not included in cost of sales, but are included in other expense categories. The IT Training business contributed an additional $1.7 million of expenses included in cost of sales, an increase of $233,000 over the prior year period.

Selling and Operating. Consolidated selling and operating expenses increased by 44.2%, or $7.2 million, for the year ended December 31, 1998 compared to the prior year period. Of such increase $4.3 million of expenses is attributable to acquisitions and new offices. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 1998 increased to 20.5% from 15.6% in the prior year. Contributing to this increase was an increase in selling and operating expenses of 42.3%, or $1.4 million, in the Information Management Solutions business due primarily to the expansion of its sales force, $875,000 of which is attributable to the businesses acquired in 1998. In the Contract Placement business selling and operating expenses increased $3.3 million, or 53.6%, over the prior year period, of which $2.0 million was attributable to acquisitions and new offices. The Permanent Placement business increased selling and operating expenses $2.2 million, or 38.2%, over the prior year period, of which $1.4 million was attributable to its acquisition and new offices. The IT Training business contributed $1.0 million to selling and operating expenses, an increase of $.2 million, or 21.4%, over the prior year period.

General and Administrative. Consolidated general and administrative expenses increased 62.5%, or $5.4 million, for the period ending December 31, 1998 compared to the prior year period, of which $2.5 million was attributable to acquisitions and new offices. Amortization of goodwill added $.7 million to general and administrative expenses, an increase of $.4 million over the prior year period, primarily associated with the acquisitions in 1998. General and administrative expenses as a percentage of consolidated net revenues increased to 12.1% for the year ended December 31, 1998 compared to 8.4% for the prior year period. Contributing to this increase was an increase of 76.1%, or $2.0 million, in the Contract Placement business, primarily consisting of a $1.3 million increase in costs associated with acquisitions and new offices. In the Permanent Placement business general and administrative expenses increased $.9 million, or 77.3%, of which $.5 million was attributable to its acquisition and new offices. The Information Management Solutions business increased general and administrative expenses 50.8%, or $1.2 million, of which $.7 million was attributable to its acquisitions. The IT Training business increased general and administrative expenses 38.6%, or $.3 million, over the prior year period. Expansion of the Company's corporate staff, specifically the hiring of additional management information systems personnel, human resources personnel and accounting personnel increased payroll costs by $278,000 over the prior year period. Such expansion was necessary to manage the increased level of business resulting from the acquisitions and new offices.

Interest. Interest expense increased to $346,000, at December 31, 1998 from $212,000 at December 31, 1997 while interest income decreased to $94,000 at December 31, 1998 from $313,000 at December 31, 1997. This increase in interest expense and decrease in interest income reflects the Company's utilization of the proceeds from its initial public offering in 1997 for its expanded operations, and the need to use its line of credit to fund acquisitions and working capital.

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

General and Administrative. Consolidated general and administrative expenses increased 37.2%, or $2.3 million, for the period ending December 31, 1997 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 8.4% from 7.3% for the period ending December 31, 1997 compared to the prior year period. Contributing to this increase was $651,000 of personnel and related administrative expenses in the Information Management Services business, primarily due to the acquisition of the imaging and document management company in 1996 and costs related to opening an office in New York City in August 1997. Expansion of the Company's corporate staff, specifically management information systems, accounting, legal and human resources personnel hired in 1997, increased corporate overhead by $404,000 for the period ending December 31, 1997 compared to the prior year period. In addition, the amortization of goodwill related to the two acquisitions in September 1996 and the merger of Judge Imaging Systems with the Company in February 1997 increased corporate overhead costs by $280,000 in the year ended December 31, 1997 compared to the prior year period. As a result of the acquisitions and increased office space in the Edison, New Jersey office, rent and utilities expense increased by approximately $565,000 for the period ending December 31, 1997 compared to the prior year period. The IT Training business, which was acquired in September of 1996, incurred general and administrative expenses for fiscal 1997 of approximately $474,000, or 14.8% of that business' revenues.

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

INCOME TAXES

      The Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993. In 1998, due to its operating loss, the Company recorded an income tax benefit of $798,000, or 13.5% of its pre-tax loss. Such benefit is lower than the statutory tax rate of 34% due primarily to the Company's inability to record a tax benefit from most of the non-recurring charges under current tax laws. The effective tax rate was 41.4%, and 98.1% for fiscal years 1997 and 1996, respectively. The effective tax rates for 1997 and 1996 are higher than the applicable statutory tax rate of 34%, primarily due to the Company's state tax liabilities and the net operating losses incurred in the Information Management Solutions business, which business was consolidated for financial but not for tax reporting purposes in 1996 and for the period January 1, 1997 through February 20, 1997. However, since the Company's merger with JIS (which includes the Information Management Solutions business) on February 20, 1997, this business unit is now consolidated for tax purposes.

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

                              Mar. 31,    Jun. 30,   Sept. 30,  Dec. 31,    Mar. 31,   Jun. 30,   Sept. 30,   Dec. 31,
  (Dollars in thousands)       1997        1997       1997       1997        1998       1998        1998       1998
                               ----        ----       ----       ----        ----       ----        ----       ----
Net Revenues                $ 23,478    $ 26,062   $ 25,319   $ 23,667    $ 25,090   $ 27,776    $ 30,360   $ 31,272
Cost of Sales (exclusive
of items shown separately
below)                        17,385      18,736     17,759     16,083      17,420     18,402      21,447     21,502
Selling and Operating          4,230       3,901      3,627      3,879       4,478      5,334       6,375      7,251
General and Administrative     1,982       1,938      2,038      2,436       2,598      3,188       3,884      4,261
                            --------    --------   --------   --------    --------   --------    --------   --------
Total Costs and Expenses      23,597      24,575     23,424     22,398      24,496     26,924      31,706     33,014
Income (Loss) Before
Non-recurring Charges and
Other Items                     (119)      1,487      1,895      1,269         594        852      (1,346)    (1,741)
Non-recurring Charges              0           0          0          0           0          0           0     (4,021)
Interest Income (Expense)
and Other, Net                  (128)         75         62         91          62        (10)       (132)      (172)
                            --------    --------   --------   --------    --------   --------    --------   --------
Income (Loss) Before
Income Taxes               ($    247)   $  1,562   $  1,957   $  1,360    $    656   $    842   ($  1,478) ($  5,935)
                            ========    ========   ========   ========    ========   ========    ========   ========

      Because the Company only derives revenue in its Contract Placement business when its consultants are actually working, its revenues and operating results are adversely affected when its clients' facilities close due to holidays or inclement weather. During the quarters ended December 31, 1997 and 1998, the number of holidays and vacation days slightly affected revenues in the Contract Placement business. In addition, the Company's Contract Placement business experienced higher than expected turnover of recruiting and sales personnel in the third and fourth quarters of 1997. The effect of this turnover, as well as lower than expected revenues in the Information Management Solutions business, was the primary cause of the decrease in revenues on a quarter-to-quarter basis in the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In February 1997, however, the funds available for working capital purposes increased substantially as a result of the receipt of the proceeds from its initial public offering. The Company has used the net proceeds from the Offering as well as its cash flow from operations to fund its acquisitions and working capital. In June 1998 the Company began using its line of credit to fund the cost of its acquisitions and for working capital, and as of December 31, 1998, $9.9 million was owing on the line. The Company typically maintains minimal cash balances as reflected in the balance of $44,000 in cash and cash equivalents as of December 31, 1998. The Company redeemed its short term investments of approximately $5.5 million held at December 31, 1997 and used the proceeds to acquire substantially all of the assets of ISI and Cella.

      The Company used cash in operations of $6,000, $2.4 million, and $4.0 million in 1998, 1997 and 1996, respectively. This result is primarily attributable to the Company's net loss for 1998 which was partly offset by non-cash non-recurring charges and depreciation and amortization. In addition, the redemption of short term investments noted above was offset by a corresponding increase in accounts receivable related to increased sales. As discussed in Note 3 in the accompanying consolidated financial statements, the Company has issued common stock as part of the purchase price of some of its acquisitions with a guarantee that the market price of such stock will equal or exceed specified prices per share at future dates. If the determination dates were December 31, 1998 the Company would have to make a cash payment at least equal to the amount reflected as "Other Liabilities" on its balance sheet to meet that condition. Additionally as discussed in Note 3 in the accompanying condensed consolidated financial statements the Company is obligated to make cash payments in 1999 based on certain of the businesses acquired having attained specified pre-tax income amounts in 1998. The Company has determined that additional payments under the terms of its various purchase agreements will total approximately $4.0 million in the first and second quarters of 1999. However, the Company is still holding discussions with one seller and that seller's accountants and the amounts may change. The Company intends to use its line of credit, as well as any other sources of funding that may become available to it, to fund these payments. The Company is currently negotiating with its bank for additional credit availability based on the sale of certain of its fixed assets. However, no assurances can be given that the Company will be able to successfully negotiate new credit on terms acceptable to the Company.

      Cash purchases of fixed assets for the fiscal years ended December 31, 1998, 1997, and 1996 were $2.8 million, $1.6 million, and $600,000, respectively. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, as well as the furnishing of its new office facilities. The Company plans to use approximately $1.5 million for capital expenditures in 1999. In 1998 the Company used $9.2 million to complete acquisitions and an additional $495,000 to repay indebtedness assumed in several of its acquisitions. In the first quarter of 1997 the Company received repayment of its loans to officers and related parties in the aggregate amount of $577,000.

      During 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the Berkeley acquisition, and repurchased as treasury stock 40,000 common shares, at a price of $5.50 per share, which had been issued to the stockholders of Berkeley in lieu of $300,000 of notes payable at the completion of the initial public offering.

      The Company currently has available a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (the "Bank") The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable, or $25.0 million. As of December 31, 1998 the Company had $9.9 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, including limitations on loans the Company may extend to officers and employees, the incurring of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-bank Offering Rate ("LIBOR"). At December 31, 1998 the Company was in violation of the following financial covenants: total allowed capital expenditures by the Company, and fixed charge coverage ratio. The Bank has agreed to waive these violations and to modify the covenants for future periods.

      The Company anticipates that its primary uses of capital in future periods will be to fund increases in accounts receivable and fund internal growth through new office locations. The Company believes that the borrowings under the Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

INFLATION

      The Company does not believe that the rates of inflation prevailing in the United States in recent years have had a significant effect on its operations.

"YEAR 2000"  ISSUES

      The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company communicates.

      The Company has received assurance from its vendor that its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its two candidate and client databases utilized in its Contract Placement and Permanent Placement business with software systems that are represented by the vendor to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Although management has not yet determined the cost related to achieving "Year 2000" compliance, management believes, based on its available information that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

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

      Acquisition Risks A component of the Company's growth strategy is the acquisition of companies that will complement and expand the Company's existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on the Company's ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) adverse effects on the Company's reported operating results, including increased goodwill amortization and interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; (iv) difficulties and higher than expected costs related to the integration of the acquired business; and (v) dilution of existing shareholders. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

      Ability to Manage Growth Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, sales, recruiting, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers, recruiters and sales personnel in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; (iii) maintain cost controls in all of the Company's businesses; and (iv) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis.

      History of Operating Losses in Information Management Services Business The Company's Information Management Solutions business has had net operating losses since its commencement in 1988, experienced a loss before non-recurring charges of approximately $3.0 million for the year ended December 31, 1998, and at December 31, 1998 had an accumulated deficit of $7.6 million. The losses have resulted from high marketing and general and administrative costs associated with building the business' infrastructure and technical service capabilities, combined with historically low profit margins related to the hardware component of the former NT Client Server and Network Services division and a slower emergence of the document management, document conversion and imaging markets than anticipated by the Company. Specifically, the costs associated with building this business's Document Management and Imaging Services divisions service capabilities have included the hiring of sales and technical personnel, and the costs associated with the acquisition and integration of three imaging and document management companies. The Company is currently focusing on achieving profitability in its Information Management Solutions business by expanding it through internal growth, and new service offerings and acquisitions, but cannot provide any assurances as to when it will achieve profitability, if at all. The Company has announced its intention to separate the Information Management Solutions business by the end of 1999, and as soon as possible to maximize shareholder value. If the Company is not successful in separating the Information Management Solutions business before the end of 1999, or on the terms and conditions that the Company presently anticipates, there may be additional adverse effects on the Company's results of operations or financial condition. There can be no assurance that the Information Management Solutions business can be separated on terms acceptable to the Company, in which case there could be a material adverse effect on the Company.

      Dependence on Contract Placement Business The Company's Contract Placement business was responsible for 75.0%, 71.4% and 70.9% of total Company revenues for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, for the year ended 1998, one customer of the Contract Placement business, Merck & Company, Inc., accounted for approximately 6.0% of total Contract Placement revenues, and 4.3% of total Company revenues. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets, to apply its management practices to a significantly larger organization and to consummate acquisitions of and to successfully integrate profitable staffing companies. The inability of the Company to successfully manage these factors would have a material adverse effect on the revenues of the Contract Placement business. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTENTS

                                                                                                         PAGE(S)
                                                                                                         -------
INDEPENDENT AUDITORS' REPORT                                                                                   22

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997                                                   23

CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996                         24

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996               25

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996                         26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996               27 - 41

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania



We have audited the accompanying consolidated balance sheets of The Judge Group, Inc. and Subsidiaries as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Judge Group, Inc. and Subsidiaries as of December 31, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



RUDOLPH PALITZ,  LLP

February 27, 1999
Blue Bell, PA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                        1998              1997
                                                                                        ----              ----
                                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                              $    43,568       $ 1,684,482
Short-term investments                                                                         ---         5,500,000
Accounts receivable, net                                                                21,767,995        14,415,926
Inventories                                                                              1,185,302         1,468,902
Prepaid income taxes and deferred taxes                                                  1,909,919           286,000
Other                                                                                      977,295           712,416
                                                                                       -----------       -----------
TOTAL CURRENT ASSETS                                                                    25,884,079        24,067,726
                                                                                       -----------       -----------

PROPERTY AND EQUIPMENT                                                                   8,166,048         5,007,416
Less: accumulated depreciation and amortization                                          3,220,212         2,121,034
                                                                                       -----------       -----------
NET PROPERTY AND EQUIPMENT                                                               4,945,836         2,886,382
                                                                                       -----------       -----------

OTHER ASSETS
Deposits and other                                                                         716,634           275,608
Covenant not to compete, net of accumulated amortization of $37,490, 1998                   52,486               ---
Goodwill, net of accumulated amortization of $4,731,788, 1998 and $405,944, 1997        16,286,392         4,703,855
                                                                                       -----------       -----------
TOTAL OTHER ASSETS                                                                      17,055,512         4,979,463
                                                                                       -----------       -----------
TOTAL ASSETS                                                                           $47,885,427       $31,933,571
                                                                                       ===========       ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                      $   743,677       $   237,721
Accounts payable and accrued expenses                                                    8,679,519         3,647,048
Payroll and sales taxes                                                                    576,562           437,788
Income taxes payable                                                                           ---           291,515
Other liabilities                                                                        2,634,954               ---
Deferred revenue                                                                         1,035,558           928,324
                                                                                       -----------       -----------
TOTAL CURRENT LIABILITIES                                                               13,670,270         5,542,396
                                                                                       -----------       -----------

LONG-TERM LIABILITIES
Note payable, bank                                                                       9,881,595               ---
Deferred rent obligation                                                                   666,879           116,879
Debt obligations, net of current portion                                                   585,490               ---
                                                                                       -----------       -----------
TOTAL LONG-TERM LIABILITIES                                                             11,133,964           116,879
                                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at December 31,
    1998, 13,541,302 shares issued and 13,501,302 shares outstanding; at
    December 31, 1997, 13,347,969 shares issued and outstanding                            135,412           133,479
Preferred stock, at December 31, 1998 and 1997, $.01 par value, 10,000,000
    shares authorized                                                                          ---               ---
Additional paid-in capital                                                              24,900,474        22,758,517
Retained earnings (deficit)                                                             (1,734,693)        3,382,300
                                                                                       -----------       -----------
                                                                                        23,301,193        26,274,296
Less:  Treasury Stock, 40,000 shares at December 31, 1998; at cost                         220,000               ---
                                                                                       -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                              23,081,193        26,274,296
                                                                                       -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $47,885,427       $31,933,571
                                                                                       ===========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        1998               1997             1996
                                                                        ----               ----             ----
NET REVENUES                                                        $ 114,498,397      $ 98,526,467     $ 82,371,065
                                                                    -------------      ------------     ------------
COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)              78,770,638        69,164,039       60,121,123
Selling and operating                                                  23,438,309        16,256,445       14,343,682
General and administrative                                             13,931,394         8,574,811        6,046,841
                                                                    -------------      ------------     ------------
Total costs and expenses                                              116,140,341        93,995,295       80,511,646
                                                                    -------------      ------------     ------------
INCOME (LOSS) BEFORE NON-RECURRING CHARGES                             (1,641,944)        4,531,172        1,859,419
NON-RECURRING CHARGES (Note 2)                                         (4,021,099)              ---              ---
OTHER INCOME (EXPENSE), NET, PRINCIPALLY NET INTEREST                    (251,726)          100,586         (872,578)
                                                                    -------------      ------------     ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND MINORITY
    INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY                    (5,914,769)        4,631,758          986,841
INCOME TAX EXPENSE (BENEFIT)                                             (797,776)        1,919,818          967,898
                                                                    -------------      ------------     ------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN NET LOSS OF
    CONSOLIDATED SUBSIDIARY                                            (5,116,993)        2,711,940           18,943
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY                      ---               ---          888,000
                                                                    -------------      ------------     ------------
NET INCOME (LOSS)                                                     ($5,116,993)     $  2,711,940     $    906,943
                                                                    =============      ============    === =========
NET INCOME (LOSS) PER SHARE:
   BASIC                                                                  ($ 0.38)           $ 0.21           $ 0.10
                                                                          =======            ======           ======
   DILUTED                                                                ($ 0.38)           $ 0.21           $ 0.10
                                                                         ========            ======           ======

WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE
    CALCULATIONS:
   BASIC                                                               13,458,000        12,761,000        8,473,000
                                                                       ==========        ==========        =========
   DILUTED                                                             13,458,000        12,826,000        9,114,000
                                                                       ==========        ==========        =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            Common Stock          Additional    Retained
                                        --------------------       Paid In      Earnings       Treasury
                                        Shares        Amount       Capital      (Deficit)       Stock       Total
                                        ------        ------       -------      --------        -----       -----
                                                                              C>
Balance, January 1, 1996                160,000     $     800     $ 626,848  ($   236,583)          ---   $   391,065

Merger transactions                         ---           ---      (175,910)          ---           ---      (175,910)

Stock split, 52.6 for 1.0             8,256,000        83,360       (83,360)          ---           ---           ---

Exercise of Warrants                    171,739         1,717        (1,701)          ---           ---            16

Net Income                                  ---           ---           ---       906,943           ---       906,943
                                      ---------     ---------   -----------   -----------     ---------   -----------

Balance, December 31, 1996            8,587,739        85,877       365,877       670,360           ---     1,122,114

Merger Transactions                   1,194,230        11,942     2,416,498           ---           ---     2,428,440

Initial Public Offering               3,000,000        30,000    19,181,802           ---           ---    19,211,802

Conversion of Debentures                526,000         5,260       494,740           ---           ---       500,000

Conversion of Notes Payable              40,000           400       299,600           ---           ---       300,000

Net Income                                  ---           ---           ---     2,711,940           ---     2,711,940
                                      ---------     ---------   -----------   -----------     ---------   -----------

Balance, December 31, 1997           13,347,969       133,479    22,758,517     3,382,300           ---    26,274,296

Acquisition Transactions                193,333         1,933     2,141,957           ---           ---     2,143,890

Purchase of Treasury Stock                  ---           ---           ---           ---      (220,000)     (220,000)

Net (Loss)                                  ---           ---           ---    (5,116,993)          ---    (5,116,993)
                                      ---------     ---------   -----------   -----------     ---------   -----------

Balance, December 31, 1998           13,541,302     $ 135,412   $24,900,474  ($ 1,734,693)   ($ 220,000)  $23,081,193
                                     ==========     =========   ===========   ===========     =========   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                       1998              1997              1996
                                                                       ----              ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                   ($ 5,116,993)     $ 2,711,940         $ 906,943
Adjustments to reconcile net income (loss) to net cash used
    in operating activities:
  Depreciation and amortization                                        1,847,586          996,240           608,248
  Impairment of goodwill                                               3,621,099              ---               ---
  Provision for losses on lease                                          400,000              ---               ---
  Deferred taxes                                                        (539,000)          11,000           (67,000)
  Deferred rent                                                          150,000          (13,523)          (26,541)
  Provision for losses (recoveries) on accounts receivable               439,810          (35,521)          781,327
  Stock compensation                                                         ---           29,250               ---
  Minority interest in net loss of consolidated subsidiary                   ---              ---          (888,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short-term investments                                               5,500,000       (5,500,000)              ---
  Accounts receivable                                                 (5,603,390)        (983,910)       (4,592,756)
  Inventories                                                            755,620         (558,581)         (276,746)
  Deposits and other                                                    (387,434)        (175,764)         (123,826)
  Prepaid income taxes                                                (1,044,919)          43,603           122,060
  Other current assets                                                  (195,841)         707,342          (947,122)
Increase (decrease) in:
  Accounts payable and accrued expenses                                  558,541          736,779           365,321
  Payroll and sales taxes                                                 63,000         (289,330)          (29,776)
  Deferred revenue                                                      (162,675)        (240,010)           21,738
  Income taxes payable                                                  (291,515)         164,977           119,570
                                                                     -----------      -----------         ---------
    Net cash used in operating activities                                 (6,111)      (2,395,508)       (4,026,560)
                                                                     -----------      -----------         ---------
INVESTING ACTIVITIES
Purchases of property and equipment                                   (2,835,339)      (1,616,249)         (638,503)
Purchase/acquisition of companies                                     (9,159,407)             ---          (554,448)
Proceeds from disposals of property and equipment                            ---              ---             3,750
Covenant not to compete                                                  (89,976)             ---               ---
(Increase) decrease in notes receivable, officers
    and employees, net                                                       ---          577,287          (202,527)
                                                                     -----------      -----------         ---------
    Net cash used in investing activities                            (12,084,722)      (1,038,962)       (1,391,728)
                                                                     -----------      -----------         ---------
FINANCING ACTIVITIES
Cash acquired in business combination                                    283,300              ---           150,701
Proceeds from (repayments of) notes payable, bank, net                 9,881,595       (9,960,795)        4,843,279
Proceeds (repayments) of bank overdrafts                               1,585,154       (1,858,000)          520,000
Principal payments on long-term debt                                  (1,080,130)      (2,283,262)         (869,672)
Purchase of treasury stock                                              (220,000)             ---               ---
Proceeds from issuance of stock and exercise of warrants                     ---       19,211,802                16
Repayments from shareholders                                                 ---          (95,862)          (44,045)
Issuance of Series A Preferred Shares, net of costs                          ---              ---           888,000
                                                                     -----------      -----------         ---------
    Net cash provided by financing activities                         10,449,919        5,013,883         5,488,279
                                                                     -----------      -----------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,640,914)       1,579,413            69,991
CASH AND CASH EQUIVALENTS, BEGINNING                                   1,684,482          105,069            35,078
                                                                     -----------      -----------         ---------
CASH AND CASH EQUIVALENTS, ENDING                                    $    43,568      $ 1,684,482         $ 105,069
                                                                     ===========      ===========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                             $   321,000      $   306,000         $ 842,000
                                                                     ===========      ===========         =========
Income taxes                                                         $ 1,140,000      $ 1,784,000         $ 819,000
                                                                     ===========      ===========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS

      The Judge Group, Inc. (the "Company") (formerly Judge Inc.), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), (ii) computer network and document management system integration, implementation, maintenance and training through its "Information Management Solutions" business (see Note 13) and (iii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At December 31, 1998, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in sixteen states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

      The Contract Placement business includes the operations of two of the Company's wholly-owned subsidiaries, Judge Technical Services, Inc. ("JTS") and Judge Technical Services of N.J., Inc. ("JTNJ").

      The Permanent Placement business includes the operations of three of the Company's wholly-owned subsidiaries, Judge, Inc., Judge Electronic Services of Florida, Inc. ("JESF") and Judge Inc. of New Jersey ("JINJ").

      The IT Training business is comprised of the operations of The Berkeley Associates Corp. ("Berkeley").

      The Information Management Solutions business of the Company includes the operations of Judge Imaging Systems, Inc. ("JIS") which became a wholly owned subsidiary of the Company at the closing of the Company's initial public offering in 1997. Prior to that time JIS was a public company, a majority of whose shares was owned by the Company and certain officers and directors of the Company, and which was consolidated for financial reporting purposes.

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

      During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended. Effective February 20, 1997 the Company successfully completed its initial public offering of common shares. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. Immediately

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1. DESCRIPTION OF BUSINESS -- (Continued)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Risks and Uncertainties. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition in Contract Placement and Permanent Placement Businesses. The Company recognizes permanent placement revenues at the date employment of the placed professional commences, subject to reversal and adjustments if such employment is terminated during a guarantee period. Revenues related to temporary placement services are recognized on a weekly basis as the services are performed.

      Revenue Recognition in Information Management Services Business. Revenues from the sales of network, imaging and document management systems is recognized at the date of shipment of the system, provided that any work to complete installation of the system is routine in nature and related costs, which are accrued at the time revenue is recognized, are not significant. However, in instances in which installation and development costs are significant to the completion of the contract, revenue is recognized on a percentage-of-completion basis. Revenues recorded on a percentage-of-completion basis are based upon management's estimates for which it is reasonably possible that such estimates may change in the near term. Revenues billed in advance for computer sales, warranties and maintenance contracts are deferred and recorded as income in the period in which the merchandise is shipped or the services are rendered. Deferred revenues in the accompanying consolidated balance sheets as of December 31, 1998 and 1997 includes approximately $190,000 and $184,000, respectively, of billings in excess of costs and estimated earnings on contracts-in-progress.

      Revenue Recognition in IT Training Business. Tuition and fee revenues are recognized generally when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues.

      Cash and Cash Equivalents. Cash and cash equivalents consist of cash in bank and other short-term investments with original maturities of three months or less.

      The Company maintains cash balances at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

      Short-Term Investments. The Company records short-term (trading) investments at fair market value which generally equals the cost of such investments. These securities represent investments in municipal mutual funds ($1 par value) and/or investments in municipal bonds with floating interest rates and which allow the Company to redeem its investment on a weekly basis at its original cost plus accrued interest. There were no realized gains or losses on these investments in 1998 or 1997.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

      Inventories. Inventories of computer and related supplies and equipment held for resale are valued at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1998 and 1997 include approximately $614,000 and $619,000, respectively, of costs and estimated earnings in excess of billings on contracts-in-progress.

      Accounts Receivable and Accounts Payable. Accounts receivable at December 31, 1998, 1997, and 1996 were net of allowances for doubtful accounts of $511,000, $465,000, and $661,000, respectively.

      Included in accounts receivable was unbilled work-in-process of approximately $1,134,000, $584,000 and $524,000 at December 31, 1998, 1997 and
1996, respectively. Included in accounts payable and accrued expenses was approximately $867,000, $442,000 and $283,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at December 31, 1998, 1997 and 1996, respectively.

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

                                            Additions (Reversals)
 Year Ended               Balance at        Charged (Credited) To                               Balance At
December 31,          Beginning of Period      Bad Debt Expense         (Charge Offs)          End Of Period
------------          -------------------      ----------------         -------------          -------------

    1998                    $465,000              $440,000               ($394,000)              $511,000
                            ========              ========              =========               ========

    1997                    $661,000             ($ 36,000)              ($160,000)              $465,000
                            ========              ========               =========               ========

    1996                    $174,000              $781,000               ($294,000)              $661,000
                            ========              ========               =========               ========

      Property and Equipment and Depreciation and Amortization. Property and equipment are stated at cost. Depreciation and amortization is computed on the straight-line and accelerated methods over the estimated useful lives of the related assets, principally five to ten years for furniture, office and computer equipment and five years for automotive equipment.

      Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements, principally five to ten years.

      Depreciation and amortization related to property and equipment, including property under capital leases, amounted to $1,105,352 in 1998, $653,278 in 1997, and $451,322 in 1996.

      Property Under Capital Leases and Amortization. Property under capital leases is stated at the lower of fair market value or net present value of the minimum lease payments at inception of the leases. Property under capital leases consists of furniture and office equipment and is included in "property and equipment" in the accompanying consolidated balance sheets. Amortization is provided over the shorter of the related lease terms or the estimated useful lives of the related assets.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

      Income Taxes. Deferred taxes are accounted for in accordance with Statement of Financial Accounting Standards ("Statement") No. 109, "Accounting for Income Taxes." The Statement requires the use of the liability method to account for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements and at the tax rates that are expected to be in effect when the taxes are actually paid or recovered.

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

      Intangible Assets. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty five years. Amortization of goodwill is based upon management's estimates, for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the periods ended December 31, 1998, 1997 and 1996 was approximately $704,744, $343,000 and $63,000 respectively, and is included in general and administrative expenses in the consolidated statements of operations.

      The covenant not to compete is being amortized on a straight-line method over the life of the covenant (twenty-four months). Amortization expense related to the covenant was approximately $37,000 for 1998.

      Deferred Rent Obligation. The Company is party to operating lease agreements for certain of its office facilities, which contain provisions for free rent for a certain period, with subsequent rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease terms, divided by the number of months of the lease terms. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation in the accompanying consolidated balance sheets. Deferred rent at December 31, 1998 also includes a liability of $400,000 with respect to the closing of the Company's New York City office (see "Non-recurring Charges" below).

      Non-recurring Charges. In 1998 the Company recorded pretax non-recurring charges related to the impairment of purchased goodwill and an estimated loss related to its lease commitment on the closing of its New York City office. These charges are comprised of the following:

      Impairment of purchased goodwill:
         Information Management Services                     $2,914,099
         IT Training                                            707,000
      Closing of New York City office                           400,000
                                                             ----------
            Total charges                                    $4,021,099
                                                             ==========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Non-recurring Charges (Continued)

      The impairment of purchased goodwill was a non-cash charge determined in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", due to continuing losses in those segments. The SFAS 121 charge had no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, amortization expense related to goodwill will decrease in future periods. During the fourth quarter of 1998 the Company decided to cease operations in its New York City office and recorded a charge to reserve for future losses, primarily related to its lease commitment which has been recorded at the net present value of the difference between the lease obligation and related sublease income.

    The effect of these non-recurring charges, net of tax effect, was ($0.26) per common share.

      Advertising Expenses. The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense amounted to approximately $1,143,000, $696,000, and $532,000 in 1998, 1997, and 1996, respectively.

      Recently Issued Accounting Standards. In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement was adopted for the year ended December 31, 1998.

      Earnings (Loss) Per Share. The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, beginning in the fourth quarter of 1997. All prior period earnings per common share were recomputed to conform to the provisions of FAS 128. The recomputations did not result in any restatements in earnings per share previously reported.

      The number of shares used in the earnings (loss) per share calculation and convertible note share conversion (see Note 6) has been adjusted for the 52.6 for 1.0 stock split which occurred in September 1996.

      Basic earnings (loss) per share amounts are computed based on net income
(loss), reduced (increased) by dividends earned on preferred stock outstanding on JIS through February 1997 ($6,700 and $45,000 for 1997 and 1996, respectively), and divided by the weighted average number of shares actually outstanding, reduced by Treasury Shares. The number of shares used in the computation were approximately 13,458,000 in 1998, 12,761,000 in 1997, and 8,473,000 in 1996.

      Diluted earnings (loss) per share amounts for years 1998, 1997 and 1996 are based on the weighted average number of shares calculated for basic earnings
(loss) per share purposes increased by the number of shares that would be outstanding assuming exercise of outstanding stock warrants and assumed conversion of convertible debt (for 1997 and 1996). The number of shares used in the computation were approximately 13,458,000 in 1998, 12,826,000 in 1997, and 9,114,000 in 1996. Outstanding options to purchase shares of common stock in 1998 and in 1997 were not included in the computation of diluted earnings (loss) per share because the assumed exercise of the options would be anti-dilutive.

      On February 26, 1998 the Company repurchased 40,000 shares of its common stock at a price of $5.50 per share, which shares are held as Treasury Stock.

      Reclassifications. Certain items in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

      Fair Value of Financial Instruments. The estimated fair values of substantially all of the Company's financial instruments are approximately equal to their carrying values for all periods presented.

NOTE 3. BUSINESS COMBINATIONS

      In the year ended December 31, 1998 the Company, through its subsidiaries, consummated several acquisitions which were accounted for as purchase transactions, with the results of their operations included in the accompanying financial statements since each of their respective purchase dates. In each acquisition, the excess cost over the fair value of net assets acquired is considered goodwill and is being amortized over terms ranging from fifteen years to twenty-five years, beginning with the month following the acquisition. In some instances, a portion of the related acquisition cost is included in other liabilities in the accompanying consolidated financial statements, the payment terms of which are dependent on the Company's common stock price on future dates. Following is a description of the acquisitions:

      Effective March 5, 1998, JTS purchased substantially all of the assets of Information Systems, Inc. and ISI Systems, Inc. (together "ISI"), a company engaged in the IT placement business in the Detroit, Michigan area, for total original acquisition cost of $6,290,000, payable in cash, notes and Company stock. An additional $500,000 in goodwill and note payable has been recorded based on ISI having attained certain pre-tax income amounts in calendar year 1998.

      Effective March 31, 1998, Judge, Inc. purchased substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella"), a company engaged in the placement of personnel with offices in Connecticut, Georgia, Texas and Illinois, for a total acquisition cost of $1,529,000, payable in cash and Company stock.

      Effective May 11, 1998, JIS purchased all of the outstanding common stock of On-Site Solutions, Inc. ("On-Site"), a company engaged in the systems integration business in the Irvine, California area, for total original acquisition cost of the assumption of approximately $709,000 in liabilities. An additional $2,170,000 payable in cash and Company stock has been recorded based on On-Site having attained certain pre-tax income in the period April 1,1998 through December 31, 1998. Additional amounts are contingent on On-Site attaining certain pre-tax income amounts in the period January 1, 1999 through December 31, 1999.

      Effective May 29, 1998, JIS purchased substantially all of the assets of AOP Solutions ("AOP"), a company engaged in the Information Management Services business in the Buffalo, New York area, for a total acquisition cost of $3,240,000, payable in cash and Company stock. An additional $1,303,000 payable in cash and Company stock has been recorded, as determined by management, based on AOP having attained certain pre-tax income in calendar 1998. Additional amounts are contingent on AOP attaining certain pre-tax income amounts in the period January 1, 1999 through December 31, 1999.

      Effective June 8, 1998, JIS purchased all of the outstanding common stock of Systems Solutions, Inc. d/b/a Corebridge Technologies, Inc. ("Corebridge"), a company engaged in document management, imaging and workflow solutions in the Seattle, Washington area, for a total acquisition cost of $155,000, payable in cash. Additional amounts are contingent on Corebridge attaining certain pre-tax income amounts in the period January 1, 1999 through December 31, 1999.

      Effective October 12, 1998, JTS purchased substantially all of the assets of Tech Stars, Inc. ("Tech Stars"), a company engaged in the IT placement business with offices in Nashville, Tennessee and Charlotte, North Carolina, for a total acquisition cost of $1,331,000. Additional amounts are contingent on Tech Stars attaining certain pre-tax income amounts.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3. BUSINESS COMBINATIONS -- (Continued)

      The following sets forth the pro forma consolidated results for the Company for the years ended December 31, 1998 and 1997 as though these business combinations occurred at January 1, 1998 and 1997, respectively.

                                                            Year Ended             Year Ended
                                                        December 31, 1998       December 31, 1997
                                                        -----------------       -----------------
      Net revenues                                         $118,973,000           $114,510,000
                                                           ============           ============
      Income (loss) before non-recurring charges            ($1,898,000)            $4,989,000
                                                            ===========             ==========
      Net Income (loss)                                     ($5,335,000)            $2,940,000
                                                            ===========             ==========

      Pro-forma adjustments included adjustments to goodwill amortization expense, interest expense and income tax expense/benefit.

      Basic and diluted net income (loss) per share of common stock is calculated as follows:

                                                            Year Ended             Year Ended
                                                        December 31, 1998       December 31, 1997
                                                        -----------------       -----------------
           Net income (loss)                                ($5,335,000)           $ 2,940,000
                                                            ===========            ===========
           Weighted average number of shares:
              Basic                                          13,458,000             12,954,000
                                                             ==========             ==========
              Diluted                                        13,458,000             13,019,000
                                                             ==========             ==========
           Net income (loss) per share, basic and
                 diluted                                         ($0.40)                $0.23
                                                                 ======                 =====

NOTE 4. NOTE PAYABLE, BANK

      Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the bank's prime rate (7.75% at December 31, 1998) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate ("LIBOR"). Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires May 31, 2003 and is subject to certain covenants, including financial covenants requiring certain levels of net worth, debt service ratios, fixed charge coverage and limiting capital expenditures. The Company was in violation of the covenants relating to allowable capital expenditures and the fixed charge coverage ratio at December 31, 1998. The Company's bank agreed to waive the violations, and modified the covenants for future periods. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

      Included in accounts payable and accrued expenses at December 31, 1998 were approximately $1,585,000 of bank overdrafts.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 5. LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                                 December 31, 1998      December 31, 1997
                                                                                 -----------------      -----------------
Note  Payable,   purchase  of  Berkeley;   payable  in  various  monthly
installments plus interest at 8% through August 2000; repaid in 1998                        ---              $ 237,721

Note Payable, purchase of certain assets and assumption of certain liabilities of ISI; payable in various monthly installments plus
interest at 8%, through March 2000                                                    $ 175,000                    ---

Note Payable, purchase of certain assets and assumption of certain liabilities of ISI; payable in 24 monthly installments of $12,500 plus
interest at 8%, through March 2000                                                      175,000                    ---

Note Payable, additional purchase cost of ISI attaining certain pre-tax income in 1998; payable in 8 quarterly payments of $102,333 including
interest at 8%, through December 2000                                                   750,000                    ---

Note Payable, purchase of certain assets and assumption of certain liabilities of Tech Stars; payable in 36 monthly installments of $6,944
plus interest at 8%, through October 2001                                               229,167                    ---
                                                                                      ---------              ---------
                                                                                      1,329,167                237,721

Less:  Current portion                                                                (743,677)              (237,721)
                                                                                      ---------              ---------
Long-term portion                                                                     $ 585,490              $     ---
                                                                                      =========              =========

      Maturities of long-term debt are as follows:

      Year Ending December 31,              Amount
      ------------------------              ------
                1999                     $  743,677

                2000                        522,990

                2001                         62,500
                                         ----------
                                         $1,329,167
                                         ==========

      Interest expense charged to operations was approximately $346,000, $212,000 and $876,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6. CONVERTIBLE NOTES

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7. INCOME TAXES

      The Company files a consolidated Federal income tax return with all of its wholly-owned subsidiaries. Prior to February 20, 1997, JIS was not included in the Company's consolidated Federal income tax return, as the Company owned less than 80% of JIS's outstanding common shares. Under Internal Revenue regulations, JIS was not part of the consolidated group for tax purposes and filed their own Federal income tax returns. Effective February 20, 1997, JIS began filing as part of the consolidated group. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

      The net deferred tax asset at December 31, 1998 and 1997 included the following:

                                                            1998            1997
                                                            ----            ----
      Deferred tax asset                                 $ 2,743,000    $ 1,897,000
      Valuation allowance for deferred tax asset          (1,878,000)    (1,611,000)
                                                         -----------    -----------
      Net deferred tax asset after valuation allowance   $   865,000    $   286,000
                                                         ===========    ===========

      At December 31, 1998 and 1997, the net deferred tax assets of $865,000 and $286,000, respectively, were included in "prepaid income taxes and deferred taxes" in the accompanying consolidated balance sheets.

      The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                             1998           1997
                                                             ----           ----
      Net operating loss carryforwards                    $1,797,000     $1,569,000
      Allowance for doubtful accounts                        205,000        187,000
      Accrued expenses and lease provision                   314,000         50,000
      Amortization of goodwill and covenant not to
        compete                                              324,000         17,000
      Other                                                  103,000         74,000
                                                          ----------     ----------
                                                          $2,743,000     $1,897,000
                                                          ==========     ==========

      Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                             1998             1997           1996
                                             ----             ----           ----
      Current tax expense (benefit):
        Federal                           ($ 544,875)     $1,392,085     $  863,313
        State                                286,099         516,733        171,585
      Deferred tax expense (benefit)        (539,000)         11,000        (67,000)
                                          ----------      ----------     ----------
      Income tax expense (benefit)        ($ 797,776)     $1,919,818     $  967,898
                                          ==========      ==========     ==========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7. INCOME TAXES -- (Continued)

      The effective tax rate for all periods presented was higher than the applicable statutory tax rate, due to certain expenses that were not deductible for tax purposes, Federal and state provisions at the maximum rates and net operating losses for JIS, which was consolidated for financial reporting but not tax reporting purposes (prior to the merger of the Company and JIS in February
1997). A reconciliation of the Company's effective income tax rate with the statutory federal rate follows:

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                 1998            1997           1996
                                                                                 ----            ----           ----

      Tax expense (benefit) at statutory rate (34%)                           ($2,011,000)   $ 1,575,000    $   336,000

      Effect of losses of subsidiary not consolidated
          for tax purposes                                                             --         85,000        529,000

      Permanent differences, including non-deductible
          goodwill amortization, net                                            1,108,000          5,000         29,000

      Reduction in deferred tax benefit due to increase
          in valuation allowance                                                  267,000             --             --

      Other                                                                        13,624        (78,000)       (63,000)

      State income taxes, net of Federal tax benefit                             (175,400)       333,000        137,000
                                                                              -----------    -----------    -----------

                                                                              ($  797,776)   $ 1,920,000    $   968,000
                                                                              ===========    ===========    ===========

      As a result of operating losses, no provision for income taxes was required for all periods prior to February 20, 1997 for JIS. JIS operating losses subsequent to February 20, 1997 have been used in the consolidated tax accrual. For income tax reporting purposes, as of December 31, 1998, JIS had an unused operating loss carryforward of approximately $4,200,000, which may be applied against future taxable income of JIS, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2012.

NOTE 8. COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries lease office facilities under operating lease agreements that expire at various times through the year 2008. Certain of these leases contain optional provisions for additional periods of time. Rent expense was approximately $2,480,000, $1,437,000 and $897,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum annual future rental commitments, net of subleases rents (see Note 2), at December 31, 1998, and exclusive of common area maintenance costs and utilities, are as follows:

      Year Ending December 31,                        Amount
      ------------------------                        ------
                1999                               $ 2,507,000
                2000                                 2,291,000
                2001                                 1,974,000
                2002                                 1,670,000
                2003                                   873,000
             Thereafter                              1,657,000
                                                   -----------
                                                   $10,972,000
                                                   ===========

      Effective January 1994, the Company became self-insured for workers' compensation purposes and is liable for aggregate claims up to approximately $164,000 for 1998, $164,000 for 1997, and $185,000 for 1996. In addition, the
Company is responsible for certain fixed costs including underwriting, brokerage, reinsurance and administration costs.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8. COMMITMENTS AND CONTINGENCIES -- (Continued)

      The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $1,009,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

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

      The Company believes its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its candidate and client databases utilized in its Contract Placement and Permanent Placement businesses with software systems that are represeented to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

NOTE 9. RETIREMENT PLANS

      The Company had various 401(k) retirement plans (the "Plans") covering substantially all employees through June 30, 1996. Employees were able to contribute a percentage of their pre-tax salary to the Plans. Company contributions to the Plans were at the discretion of the Board of Directors. There were no Company contributions charged to operations related to the Plans in 1996. Effective July 1, 1996, all the Plans were merged into one Plan. The new Plan has no Company contribution provision, although employees may continue to contribute a percentage of their pre-tax salary to the Plan.

NOTE 10. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

      Dividends. In accordance with the provisions of its line of credit, the Company is not permitted to declare or pay any cash dividends on its common stock.

      Additional Paid-In Capital. During 1996, additional paid-in capital decreased due to the JCC/DI merger which was accounted for as a reverse acquisition.

      Capital Structure. On September 4, 1996, the Company's Board of Directors voted to (i) modify the Company's capital structure to increase the number of authorized common shares to 50,000,000, (ii) adjust the par value per share from $.005 to $.01, (iii) authorize the issuance of 10,000,000 preferred shares with a par value of $.01 per share, (iv) authorize a 52.6 for 1.0 split of the outstanding common shares for shareholders of record on September 23, 1996, (v) authorize a change in the Company's name from "Judge, Inc." to "The Judge Group, Inc." and (vi) authorize the formation of a new subsidiary, Judge, Inc., and the contribution of substantially all the assets related to the Permanent Placement business to this new subsidiary.

      Common Shares -- Warrants. During 1993, the Company issued to a financial advisor warrants to purchase 171,739 (split-adjusted) common shares of the Company. During September 1996, such warrants were exercised.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 10. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (Continued)

      Stock Option Plan. On September 4, 1996 the Company adopted an Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 3,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant. The options granted are subject to a four year vesting schedule in equal increments annually, and are exercisable any time after vesting up to 10 years from grant date.

      During 1998 and 1997, the Company granted two non-employee directors options to purchase 10,000 common shares each at an exercise price of $4.938 and $3.25, respectively, under the Non-Qualified Stock Option Plan.

      A summary of the Company's Incentive Stock Option Plan activity for common shares for the year ended December 31, 1998 and 1997 (there were no options granted in 1996) follows:

                                                                Weighted Average
                                         Number of Shares        Exercise Price
                                         ----------------        --------------
      Outstanding  1/1/97                        -0-                   N/A
               Granted                       695,500                 $7.18
               Exercised                         -0-                   N/A
               Terminated                     95,000                 $7.43
                                           ---------
      Outstanding  12/31/97                  600,500                 $7.14
               Granted                     1,044,750                 $4.73
               Exercised                         -0-                   N/A
               Terminated                     78,300                 $5.73
                                           ---------
      Outstanding  12/31/98                1,566,950                 $5.61
                                           =========

      The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan. Had compensation cost been determined in accordance with the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's pro forma net income (loss) and net income (loss) per share for the years ended December 31, 1998 and 1997 would be as follows:
                                                  1998                1997
                                                  ----                ----
      Net Income (loss):
               As reported                     ($5,116,993)        $2,711,940
               Pro forma                       ($6,898,814)        $2,117,278
      Basic earnings (loss) per share:
               As reported                          ($0.38)             $0.21
               Pro forma                            ($0.51)             $0.17

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: risk-free interest rate of 5.10%, expected dividend yields of 0%, expected life of five years from date of grant, and expected price volatility of 131%. The weighted average fair value of the options granted in 1998 was $3.59.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11. STATEMENT OF CASH FLOWS

      Supplemental disclosure of non-cash investing and financing transactions:

      During 1998, the Company entered into the following non-cash transactions:
o recorded the following with respect to business combinations entered into in 1998 (Note 3):
  o goodwill of $15,908,000;
  o incurred long-term debt ($1,640,000) and contingent purchase price ($2,635,000) and other liabilities ($1,595,000);
  o issued stock (193,333 shares - $1,933) and recorded additional paid-in capital ($2,141,957);
o reduced goodwill $707,000 due to an impairment loss in Berkeley;
o reduced goodwill $2,914,099 due to an impairment loss in JIS.

      During 1998, the Company effected various business combinations:

Acquisition of Businesses -           ISI          Cella          On-Site          AOP        Corebridge    Tech Stars
                                      ---          -----          -------          ---        ----------    ----------
    1998:
Inventories                       $        0     $        0     $        0     $  472,020     $        0     $        0
Accounts receivable                1,225,151        168,938        106,175        411,581         28,207        248,437
Property and equipment, net           46,051         31,059        143,210         53,325         15,000         40,822
Deferred income taxes                      0              0         40,000              0              0              0
Other assets                          10,000            600         14,269         90,222          1,000          6,539
                                  ----------     ----------     ----------     ----------     ----------     ----------
                                   1,281,202        200,597        303,654      1,027,148         44,207        295,798
                                  ----------     ----------     ----------     ----------     ----------     ----------
Accounts payable and accrued
expenses                             237,470         90,107        557,993        416,594          6,386         61,029
Debt obligations                     418,759              0        112,817              0              0              0
Due to the Company                         0              0        319,620              0              0              0
Deferred revenue and customer
deposits                                   0              0          7,900        262,009              0              0
                                  ----------     ----------     ----------     ----------     ----------     ----------
                                     656,229         90,107        988,300        678,603          6,386         61,029
                                  ----------     ----------     ----------     ----------     ----------     ----------
Net assets acquired
(liabilities assumed) in
business combination              $  624,973     $  110,490    ($  694,676)    $  348,545     $   37,821     $  234,768
                                  ==========     ==========     ==========     ==========     ==========     ==========

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

      During the year ended December 31, 1996, the Company entered into certain financing arrangements for the purchase of property and equipment in the amount of approximately $432,000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11. STATEMENT OF CASH FLOWS -- (Continued)

      Effective February 29, 1996, JCC and DI effected a Business Combination and effective September 1996, the Company, and Berkeley and Systems Automation effected business combinations.

Acquisition of Businesses - 1996:                   DI         Berkeley    Systems Automation
                                                    --         --------    ------------------
Inventories                                      $  39,101     $   --          $ 79,375
Accounts receivable                                104,127      455,124         144,756
Property and equipment, net                        150,034      167,876          56,706
Other assets                                        10,780       51,110          34,314
                                                 ---------     --------       ---------
                                                   304,042      674,110         315,151
                                                 ---------     --------       ---------
Accounts payable and accrued expenses               82,087      254,685         307,398
Debt obligations                                      --        206,005         196,193
Due to the Company                                 100,000         --              --
Deferred revenue and customer deposits             362,037      172,079         315,118
                                                 ---------     --------       ---------
                                                   544,124      632,769         818,709
                                                 ---------     --------       ---------
Net assets acquired (liabilities assumed) in
business combination                             ($240,082)    $ 41,341       ($503,558)
                                                 =========     ========       =========

NOTE 12. SEGMENT INFORMATION

      The Company's operations cover three industry segments, the Contract and Permanent Placement segment (consisting of the Company's Contract Placement business and Permanent Placement business), the Information Management Solutions segment, and the Information Technology Training segment. The information technology training segment was purchased effective September 30, 1996. The following represents financial information for each of the Company's reportable industry segments:

                                           Year Ended December 31, 1998
                                           ----------------------------
                                     Contract and    Information     Information      Eliminations          Total
                                     ------------    -----------     -----------      ------------          -----
                                       Permanent      Management      Technology
                                       ---------      ----------      ----------
                                       Placement      Solutions        Training
                                       ---------      ---------        --------
Sales to unaffiliated customers       $92,263,310    $19,280,184      $ 2,954,903             $ ---       $114,498,397

Intersegment sales                        543,161            ---              ---           543,161                ---
                                      -----------    ------------      -----------      -----------      -------------
Total revenues                        $92,806,471     $19,280,184       $2,954,903      $   543,161       $114,498,397
                                      ===========    ============      ===========      ===========      =============

Income (loss) before non-
recurring charges                     $ 2,532,885    ($ 3,180,689)      ($ 994,140)     $       ---      ($  1,641,944)
                                      ===========   =============      ===========      ===========      =============

Non-recurring charges                 $   312,000     $ 3,002,099        $ 707,000      $       ---       $  4,021,099
                                      ===========     ===========      ===========      ===========      =============

Net income (loss)                     $ 1,456,609    ($ 5,169,578)     ($1,404,024)     $       ---      ($  5,116,993)
                                      ===========    ============      ===========      ===========      =============

Depreciation and amortization           $ 782,010       $ 761,929       $  303,647      $       ---       $  1,847,586
                                      ===========    ============      ===========      ===========      =============

Identifiable assets                   $42,830,774    $ 16,998,786       $1,613,504      $13,557,637       $ 47,885,427
                                      ===========    ============      ===========      ===========      =============

Capital expenditures                  $ 1,918,393       $ 670,365       $  246,581      $       ---       $  2,835,339
                                      ===========    ============      ===========      ===========      =============

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 12. SEGMENT INFORMATION -- (Continued)

                                           Year Ended December 31, 1997
                                           ----------------------------
                                     Contract and    Information     Information      Eliminations          Total
                                     ------------    -----------     -----------      ------------          -----
                                       Permanent      Management      Technology
                                       ---------      ----------      ----------
                                       Placement      Solutions        Training
                                       ---------      ---------        --------
Sales to unaffiliated customers          $78,933,050      $16,443,294      $3,150,123      $       --     $98,526,467

Intersegment sales                           358,517               --          65,418         423,935              --
                                         -----------     ------------      ----------      ----------     -----------

Total revenues                           $79,291,567      $16,443,294      $3,215,541      $  423,935     $98,526,467
                                         ===========     ============      ==========      ==========     ===========

Income (loss) from operations            $ 6,425,956      ($1,814,290)       ($80,494)             --     $ 4,531,172
                                         ===========     ============      ==========      ==========     ===========

Net income (loss)                        $ 4,217,933      ($1,430,975)       ($75,018)             --     $ 2,711,940
                                         ===========     ============      ==========      ==========     ===========

Depreciation and amortization            $   318,067      $   468,591      $  209,582              --     $   996,240
                                         ===========     ============      ==========      ==========     ===========

Identifiable assets                      $33,310,679      $ 5,942,808      $1,157,929      $8,477,845     $31,933,571
                                         ===========     ============      ==========      ==========     ===========

Capital expenditures                     $   519,000      $   676,000      $  421,000      $       --     $ 1,616,000
                                         ===========     ============      ==========      ==========     ===========

                                           Year Ended December 31, 1996
                                           ----------------------------
                                     Contract and    Information     Information      Eliminations          Total
                                     ------------    -----------     -----------      ------------          -----
                                       Permanent      Management      Technology
                                       ---------      ----------      ----------
                                       Placement      Solutions        Training
                                       ---------      ---------        --------
Sales to unaffiliated customers          $67,605,373      $14,157,565      $   608,127     $      ---     $82,371,065

Intersegment sales                           289,198           56,692              ---        345,890             ---
                                         -----------      -----------      -----------     ----------     -----------

Total revenues                           $67,894,571      $14,214,257      $   608,127     $  345,890     $82,371,065
                                         ===========     ============      ===========     ==========     ============

Income (loss) from operations            $ 3,234,305     ($ 1,349,495)        ($25,391)    $      ---     $ 1,859,419
                                         ===========     ============      ===========     ==========     ===========

Net income (loss)                        $ 1,647,601      ($1,608,861)        ($19,797)     ($888,000)    $   906,943
                                         ===========     ============      ===========     ==========     ===========

Depreciation and amortization            $   461,937      $   125,522      $    20,789     $      ---     $   608,248
                                         ===========     ============      ===========     ==========     ===========

Identifiable assets                      $19,386,384      $ 5,638,839      $   612,188     $3,668,403     $21,969,008
                                         ===========      ===========      ===========     ==========     ===========

Capital expenditures                     $   665,000      $   362,000      $    44,000     $      ---     $ 1,071,000
                                         ===========      ===========      ===========     ==========     ===========

       See Note 2 for summary of significant accounting policies.

NOTE 13. MANAGEMENT'S PLANS - INFORMATION MANAGEMENT SOLUTIONS BUSINESS

      The Company's Information Management Solutions business has had net operating losses since its commencement in 1988. The Company is currently focusing on achieving profitability in its Information Management Solutions business, but cannot provide any assurances as to when it will achieve sustained profitability, if at all.

      The Company has a goal to separate the Information Management Solutions business. The Company has not yet determined the method or timing of this separation. In addition, the Company has not determined the effect this separation may have on its results of operations or financial condition, although certain material commitments (e.g. lease obligations, severance and employment arrangements, customer service maintenance agreements, etc.) could result based upon the method and terms of the separation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

INCORPORATION BY REFERENCE

     The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders which definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Annual Report on Form 10-K.

      1. Consolidated Financial Statements:

         Report of Independent Auditors                                22

         Consolidated Balance Sheets                                   23

         Consolidated Statements of Operations                         24

         Consolidated Statements of Shareholders' Equity               25

         Consolidated Statements of Cash Flows                         26

         Notes to Consolidated Financial Statements                    27-41

      2. Consolidated Financial Statement Schedules:

         Included in Part IV of this report:

               All such information is included in the Notes to the Consolidated Financial Statements.

               Other Schedules are omitted because of the absence of conditions under which they are required.

      3. Exhibits

Exhibit
  No.                             Description of Document
-------                           -----------------------
  3.1 Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Reg. No. 333-13109).

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

Exhibit
  No.                             Description of Document
-------                           -----------------------
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

 10.14 Asset Purchase Agreement dated as of March 31, 1998 among Judge, Inc., and Cella Associates of Atlanta, Inc. Incorporated by reference to
          Exhibit 10.2 to Form 10-Q filed on August 14, 1998.

 10.15 Stock Purchase Agreement dated as of June 5, 1998 among Judge Imaging Systems, Inc., James Turner, and Systems Solutions, Inc., d/b/a Corebridge Technologies, Inc.

 10.16 Employment Agreement by and between The Judge Group, Inc. and Frank Barrett incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 1998.

 10.17 Asset Purchase Agreement dated as of October 12, 1998 among Judge Technical Services, Inc., Tech Stars, Inc., David Hood and Scott Bass.

 10.18 Stock Purchase Agreement dated as of May 1, 1998 by and among Judge Imaging Systems, Inc., Terry Cooper, The Other Security Holders of On-Site Solutions, Inc. and On-Site Solutions, Inc.

 10.19 Asset Purchase Agreement dated June 29, 1998 by and between Judge Imaging Systems, Inc., Automated Office Products of Western New York, Inc. d/b/a AOP Solutions, and Paul F. Eckert and Suzanne Eckert. Incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 1998.

 11.1     Computation of Earnings Per Share.

 21.1     Subsidiaries of the Registrant. Incorporated by reference to Exhibit
          21.1 of the Form S-1.

 27.1     Financial Data Schedule.

     No reports were filed by the Registrant on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

Dated:  April 13, 1999                      THE JUDGE GROUP, INC.

By: /s/ Frank M. Barrett                    By: /s/ Martin E. Judge, Jr.
    -----------------------                     ---------------------------
    Frank M. Barrett                            Martin E. Judge, Jr.
    Chief Financial Officer                     Chairman of the Board
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Martin E. Judge, Jr.        Chairman of the Board,            April 13, 1999
------------------------        Director, President and Chief
Martin E. Judge, Jr.            Executive Officer
(Principal Executive Officer)

/s/ Richard T. Furlano          Director                          April 13, 1999
----------------------
Richard T. Furlano

/s/ Michael A. Dunn             Director and Executive            April 13, 1999
-------------------             Vice President
Michael A. Dunn

/s/ Randolph J. Angermann       Director                          April 13, 1999
-------------------------
Randolph J. Angermann

/s/ James C. Hahn               Director                          April 13, 1999
-----------------
James C. Hahn