Form 10-Q
period 1999-03-31
JUDGE GROUP INC
filed 1999-05-14
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from __________ to __________

                         Commission File Number 0-21963

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

         As of May 5, 1999, 13,497,576 of the Registrant's Common Shares, $0.01 par value per share, were outstanding.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE(S)
                                                                                         NUMBER
                                                                                         -------
                         PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31, 1998              3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 1999 AND 1998                                                              4

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
         ENDED MARCH 31, 1999 AND 1998                                                        5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31,1999 AND 1998                                                               6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                       7-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                            13-18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          18

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 19-21

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                                        March 31, 1999    December 31, 1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $     36,566         $     43,568
Accounts receivable, net                                                                    24,053,606           21,767,995
Inventories                                                                                  1,043,802            1,185,302
Prepaid income taxes and deferred taxes                                                      2,107,365            1,909,919
Other                                                                                        1,219,016              977,295
                                                                                          ------------         ------------
TOTAL CURRENT ASSETS                                                                        28,460,355           25,884,079
                                                                                          ------------         ------------
PROPERTY AND EQUIPMENT
Property and Equipment                                                                       8,312,040            8,166,048
Less: accumulated depreciation and amortization                                              3,440,182            3,220,212
                                                                                          ------------         ------------
NET PROPERTY AND EQUIPMENT                                                                   4,871,858            4,945,836
                                                                                          ------------         ------------
OTHER ASSETS
Deposits and other                                                                             674,105              716,634
Covenant not to compete, net of accumulated amortization of $48,737, 1999 and
$37,490, 1998                                                                                   41,239               52,486
Goodwill, net of accumulated amortization of $4,929,158, 1999 and $4,731,788, 1998          16,164,022           16,286,392
                                                                                          ------------         ------------
TOTAL OTHER ASSETS                                                                          16,879,366           17,055,512
                                                                                          ------------         ------------
TOTAL ASSETS                                                                              $ 50,211,579         $ 47,885,427
                                                                                          ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                         $    743,677         $    743,677
Accounts payable and accrued expenses                                                        9,643,034            8,679,519
Payroll and sales taxes                                                                      1,465,416              576,562
Other liabilities                                                                            1,572,154            2,634,954
Deferred revenue                                                                               871,599            1,035,558
                                                                                          ------------         ------------
TOTAL CURRENT LIABILITIES                                                                   14,295,880           13,670,270
                                                                                          ------------         ------------
LONG-TERM LIABILITIES
Note payable, Bank                                                                          12,511,463            9,881,595
Deferred rent obligation                                                                       777,297              666,879
Debt obligations, net of current portion                                                       402,137              585,490
                                                                                          ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                                 13,690,897           11,133,964
                                                                                          ------------         ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at March 31, 1999,
and December 31, 1998, 13,541,302 shares issued and 13,501,302 outstanding                     135,412              135,412
Preferred stock, $.01 par value, 10,000,000 shares authorized                                       --                   --
Additional paid-in capital                                                                  24,623,974           24,900,474
Deficit                                                                                     (2,314,584)          (1,734,693)
                                                                                          ------------         ------------
                                                                                            22,444,802           23,301,193
Less treasury stock, 40,000 shares; at cost                                                    220,000              220,000
                                                                                          ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                                  22,224,802           23,081,193
                                                                                          ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 50,211,579         $ 47,885,427
                                                                                          ============         ============

            See Notes to Condensed Consolidated Financial Statements

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                 1999             1998
---------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                                  $ 31,577,621     $ 25,089,818
                                                                                              ------------     ------------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                                       21,536,052       17,419,944

Selling and operating                                                                            6,455,834        4,477,452

General and administrative                                                                       4,155,773        2,598,078
                                                                                              ------------     ------------

Total costs and expenses                                                                        32,147,659       24,495,474
                                                                                              ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                                                     (570,038)         594,344

OTHER INCOME (EXPENSES), NET                                                                      (202,690)          61,457
                                                                                              ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE  (BENEFIT)                                                (772,728)         655,801

INCOME TAX EXPENSE (BENEFIT)                                                                      (192,837)         292,663
                                                                                              ------------     ------------

NET INCOME (LOSS)                                                                            ($    579,891)    $    363,138
                                                                                              ============     ============

NET INCOME (LOSS) PER SHARE:

   BASIC                                                                                     ($       0.04)    $       0.03
                                                                                              ============     ============

Weighted Average Shares Outstanding                                                            14,140,579        13,369,191
                                                                                              ===========      ============

   DILUTED                                                                                   ($       0.04)    $       0.03
                                                                                              ============     ============

Weighted Average Shares Outstanding                                                            14,140,579        13,380,607
                                                                                              ===========      ============

            See Notes to Condensed Consolidated Financial Statements

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999

                                          Common Stock            Additional
                                                                   Paid-In                        Treasury
                                     Shares           Amount       Capital         Deficit          Stock          Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         13,541,302       $ 135,412    $24,900,474    ($1,734,693)    ($ 220,000)    $ 23,081,193

Contingent Stock Price
    Payable                                --             --        (276,500)            --             --         (276,500)

Net loss                                   --             --              --       (579,891)            --         (579,891)
                                   ----------       ---------    -----------    -----------     ----------     ------------
Balance, March 31, 1999            13,541,302       $ 135,412    $24,623,974    ($2,314,584)    ($ 220,000)    $ 22,224,802
                                   ==========       =========    ===========    ===========     ==========     ============

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998


                                          Common Stock            Additional
                                                                   Paid-In        Retained        Treasury
                                     Shares           Amount       Capital        Earnings          Stock          Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997         13,347,969       $ 133,479    $22,758,517     $ 3,382,300     $       --    $ 26,274,296

Acquisition transactions              150,000           1,500        695,375              --             --         696,875

Purchase treasury stock                    --              --             --              --       (220,000)       (220,000)

Net Income                                 --              --             --         363,138             --         363,138
                                   ----------       ---------    -----------     -----------    -----------    ------------
Balance, March 31, 1998            13,497,969       $ 134,979    $23,453,892     $ 3,745,438    ($  220,000)   $ 27,114,309
                                   ==========       =========    ===========     ===========    ===========    ============

            See Notes to Condensed Consolidated Financial Statements

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                 1999                     1998
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss) for the period                                              ($  579,891)            $   363,138
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                                                    338,622                 200,940
  Amortization                                                                    208,617                 116,354
  Deferred rent                                                                   110,418                  (1,752)
  Provision for losses on accounts receivable                                     157,134                  37,042
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short term investments                                                             --                 5,500,000
  Accounts receivable                                                          (2,442,745)             (2,277,387)
  Inventories                                                                     141,500                  38,066
  Deposits and other                                                               42,529                (229,834)
  Prepaid income taxes                                                           (197,446)                (77,956)
  Other current assets                                                           (316,721)               (665,783)
Increase (decrease) in:
  Accounts payable and accrued expenses                                           247,401               2,454,269
  Payroll and sales taxes                                                         888,854                 981,667
  Deferred revenue                                                               (163,959)                 91,696
  Income taxes payable                                                               --                  (291,515)
                                                                              -----------             -----------
    Net cash provided by (used in) operating activities                        (1,565,687)              6,238,945
                                                                              -----------             -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                              (264,644)               (593,350)
Purchase/acquisition of companies                                                    --                (4,679,392)
Covenant not to compete                                                              --                   (89,976)
                                                                              -----------             -----------
Net cash used in investing activities                                            (264,644)             (5,362,718)
                                                                              -----------             -----------
FINANCING ACTIVITIES
Cash acquired in business combination                                                --                   100,000
Proceeds from notes payable, bank, net                                          2,629,868                    --
Proceeds of bank overdrafts                                                       716,114                    --
Principal payments on long-term debt                                             (183,353)               (681,480)
Contingent stock price payable                                                 (1,339,300)                   --
Purchase of Treasury Stock                                                           --                  (220,000)
                                                                              -----------             -----------
    Net cash provided by (used in) financing activities                         1,823,329                (801,480)
                                                                              -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (7,002)                 74,747
CASH AND CASH EQUIVALENTS, BEGINNING                                               43,568               1,684,482
                                                                              -----------             -----------
CASH AND CASH EQUIVALENTS, ENDING                                             $    36,566             $ 1,759,229
                                                                              ===========             ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                      $   170,000             $     9,000
                                                                              ===========             ===========
Cash paid during the period for Income taxes                                  $   187,000             $   644,000
                                                                              ===========             ===========

            See Notes to Condensed Consolidated Financial Statements

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge, Inc.), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business) as well as IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. The Company also provides computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business). At March 31, 1999, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated 21 regional offices in sixteen states in the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1998 and the notes thereto.

Risks and Uncertainties

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 1999.

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

Intangible Assets - Goodwill

Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the periods ended March 31, 1999 and 1998 was approximately $197,000 and $112,600, respectively, and is included in general and administrative expense in the consolidated statements of operations.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. However, this Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted this statement in 1998. (See Note 10.)

Earnings Per Share

Basic earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of shares actually outstanding increased by contingently issuable shares based on some acquired companies achieving certain pre-tax income targets in 1998, and reduced by treasury shares of the Company. The number of shares used in the computation were approximately 14,141,000 in 1999, and 13,369,000 in 1998.

Diluted earnings (loss) per share amounts for the three months ended March 31, 1999 and 1998 are based on the weighted average number of shares calculated for basic earnings (loss) per share purposes increased by the number of shares that would be outstanding assuming the exercise of all outstanding stock options issued by the Company. The number of shares used in the computation were approximately 14,141,000 in 1999 and 13,381,000 in 1998. Outstanding options to purchase 1,423,050 common shares in 1999 and 521,500 common shares in 1998, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares.

On February 26, 1998 the Company repurchased 40,000 common shares at a price of $5.50 per share, which shares are considered treasury stock.

NOTE 3. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the bank's prime rate (7.75% at March 31, 1999) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate. Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires May 31, 2003 and is subject to certain covenants which from time to time have been reset by the Bank, including financial covenants requiring certain levels of net worth, debt service ratios, fixed charge coverage and limiting capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 3. NOTE PAYABLE, BANK (Continued)

Included in accounts payable and accrued expenses at March 31, 1999 were approximately $2,301,000 of bank overdrafts.

NOTE 4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                           March 31, 1999
                                                                                           --------------
Note Payable, purchase of certain assets and assumption of certain liabilities of ISI; payable in various monthly installments plus interest at 8%, through
March 2000                                                                                  $  137,500

Note Payable, purchase of certain assets and assumption of certain liabilities of ISI; payable in 24 monthly installments of $12,500 plus interest at 8%,
through March 2000                                                                             137,500

Note Payable, additional purchase cost of ISI attaining certain pre-tax income in 1998; payable in 8 quarterly payments of $102,333 including interest at 8%,
through December 2000                                                                          662,297

Note Payable, purchase of certain assets and assumption of certain liabilities of Tech Stars; payable in 36 monthly installments of $6,944 plus interest at
8%, through October 2001                                                                       208,517
                                                                                            ----------
                                                                                             1,145,814

Less: Current portion                                                                         (743,677)
                                                                                            ----------
Long-term portion                                                                           $  402,137
                                                                                            ==========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 4. LONG-TERM DEBT - (Continued)


Maturities of long-term debt are as follows:

                Year Ending March 31,                  Amount
                ---------------------                  ------
                         2000                      $   743,677

                         2001                          378,449

                         2002                           23,505
                                                   -----------
                                                   $ 1,145,631
                                                   ===========

Interest expense charged to operations was approximately $204,000 and $9,000 for the periods ended March 31, 1999 and 1998, respectively.

NOTE 5. INCOME TAXES

The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries. State income taxes are determined on the basis of filing separate returns for each subsidiary as required by applicable state regulations.

In accordance with Accounting Principles Board Opinion No. 28 (Interim Financial Reporting), income taxes (benefit) are calculated at the estimated effective annual (federal and state) tax rates.

The effective tax (benefit) rate for 1999 and 1998 is higher (lower) than the applicable federal statutory tax rate of 34% due to the Company's state tax liabilities (benefit) and certain expenses that were not deductible for tax purposes.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company is aware of the issues associated with the programming code in many existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from those of its suppliers as well as third parties for whom the Company implements "Year 2000" solutions on their computer systems.

The Company believes its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its candidate and client databases utilized in its Contract Placement and Permanent Placement business with software systems that are represented to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management does not expect that total incremental spending by the Company to deal with the "Year 2000" problem will be material. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 7. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Stock Option Plan

On September 4, 1996 the Company adopted the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 3,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option is the fair market value of the Company's common shares on the date of the grant. The options granted are generally subject to a four-year vesting schedule in equal increments annually and are exercisable any time after vesting up to 10 years from the grant date.

During the quarter ended March 31, 1999, the Company granted options to purchase 30,000 common shares at a weighted average exercise price of $1.94 per common share. No options were exercised during the period ended March 31, 1999.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan.

NOTE 8. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the three months ended March 31, 1999, the Company did not enter into any non-cash transactions.

During the three months ended March 31, 1998, the Company entered into the following non-cash transactions:

     o incurred long-term debt ($890,000) for certain business combinations;
     o incurred goodwill of $2,390,000 in the business combination with ISI; and
     o incurred goodwill of $750,000 in the business combination with Cella.

NOTE 9. SUBSEQUENT EVENTS

Subsequent to March 31, 1999 the following event occurred:

     o The Company completed a sale/lease-back of certain of its fixed assets with PNC Leasing Corp. in the amount of $1,425,000, payable in 36 monthly installments.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 10. SEGMENT INFORMATION

Effective with the first quarter of 1999, the Company began reporting in two industry segments, the IT Staffing segment (consisting of the Company's Contract Placement business, Permanent Placement business, and the IT Training business) and the Information Management Solutions segment. The following represents financial information for each of the Company's reportable industry segments:

                                                              Three Months Ended March 31, 1999
                                                               Information
                                                               Management
                                         IT Staffing           Solutions           Eliminations             Total
                                        ------------         ------------          ------------         ------------
Sales to unaffiliated customers         $ 28,572,312         $  3,005,309          $       --           $ 31,577,621
Intersegment sales                           116,763                   --               116,763                   --
                                        ------------         ------------          ------------         ------------
Total revenues                          $ 28,689,075         $  3,005,309          $    116,763         $ 31,577,621
                                        ============         ============          ============         ============
Income (loss) from operations           $    848,893        ($  1,418,931)         $         --        ($    570,038)
                                        ============         ============          ============         ============
Net Income (loss)                       $    383,977        ($    963,868)         $         --        ($    579,891)
                                        ============         ============          ============         ============
Depreciation and amortization           $    325,844         $    221,395          $         --         $    547,239
                                        ============         ============          ============         ============
Identifiable assets                     $ 46,761,011         $ 14,736,653          $ 11,286,085         $ 50,211,579
                                        ============         ============          ============         ============
Capital expenditures                    $    125,128         $    139,516          $         --         $    264,644
                                        ============         ============          ============         ============

                                                              Three Months Ended March 31, 1998
                                                               Information
                                                               Management
                                         IT Staffing           Solutions           Eliminations             Total
                                        ------------         ------------          ------------         ------------
Sales to unaffiliated customers         $ 21,045,112         $ 4,044,706           $         --         $ 25,089,818
Intersegment sales                            44,680                --                   44,680                   --
                                        ------------         ------------          ------------         ------------
Total revenues                          $ 21,089,792         $ 4,044,706           $     44,680         $ 25,089,818
                                        ============         ============          ============         ============
Income (loss) from operations           $    961,484        ($   367,140)          $        --          $    594,344
                                        ============         ============          ============         ============
Net Income (loss)                       $    583,243        ($   220,105)          $        --          $    363,138
                                        ============         ============          ============         ============
Depreciation and amortization           $    173,499         $   143,795           $        --          $    317,294
                                        ============         ============          ============         ============
Identifiable assets                     $ 40,603,990         $ 7,757,658           $ 9,883,217          $ 38,478,431
                                        ============         ============          ============         ============
Capital expenditures                    $    503,766         $    90,184           $        --          $    593,350
                                        ============         ============          ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

OVERVIEW

         In 1999 the Company reorganized its four operating units into two business segments to enable financial analysis that more closely tracks its lines of business. The Company's Contract Placement, Permanent Placement and IT Training operating units have been consolidated with the IT Staffing segment. The Information Management Solutions ("IMS") business is the other segment, which the Company intends to separate from its operations in the future. The Company achieved overall revenue growth rates of 25.9% for the three months ended March 31, 1999, compared to the prior year period, with IT Staffing experiencing revenue growth of 35.8% while IMS experienced a decline in revenue of 25.7%. The revenue growth in IT Staffing was due primarily to increased revenues in offices open over one year, which represented 77% of such increase, as well as to acquisitions and revenues from offices open less than one year. The decrease in revenue in the IMS segment was due primarily to management's decision in 1998 to discontinue new sales in its Network Services Division, since such sales generally had low profit margins. In the three months ended March 31, 1998 the Network Services Division of IMS produced revenues of approximately $2 million, or 50% of total IMS revenues. During the three months ended March 31, 1999, the IT Staffing segment relocated its staff from the Foxborough, Massachusetts location to Providence, Rhode Island to better serve the Providence area and incurred certain expenses related to this relocation. The Company anticipates that the relocation will assist it in continuing to attract and retain experienced staff and enable it to better service its clients.

         In the first quarter of 1999, the Company's IMS business incurred an operating loss of $1.4 million compared to a loss of $367,000 in the prior year period. This increase in operating loss was attributable to continued high overhead costs and a decrease in revenues. The Company plans to separate the IMS business from its operations before year end 1999 and as soon as possible in a way that will maximize shareholder value. The Company's IT Staffing segment generated operating income of $1.2 million in the quarter ended March 31, 1999, an increase of 4.2% over the prior year period.

         The following table presents the net revenues (net of intercompany eliminations) and the income (loss) from operations attributable to each of the Company's businesses, in dollars and as a percentage of net revenues, for the periods indicated:

                                                                     Three Months Ended March 31,
                                                                --------------------------------------
                                                                1999                           1998
                                                                ----                           ----
                                                                         (Dollars in Thousands)
Net Revenues:
   IT Staffing                                         $28,572         90.5%            $21,045        83.9%
   Information Management Solutions                      3,005          9.5%              4,045        16.1%
                                                       -------       ------             -------       -----
Consolidated Net Revenues                              $31,577        100.0%            $25,090       100.0%
                                                       =======       ======             =======       =====
Income (loss) from Operations:
   IT Staffing                                         $ 1,228          4.3%            $ 1,178         5.6%
   Information Management Solutions                   (  1,419)       -47.2%               (367)       -9.1%
   Corporate Overhead Expense                             (379)         N/A                (217)        N/A
                                                       -------       ------             -------       -----
Consolidated Income (Loss) from Operations            ($   570)        -1.8%            $   594         2.4%
                                                       =======       ======             =======       =====

Included in corporate overhead expense are salaries, benefits and related costs for corporate level financial, legal, human resources, management information systems and marketing personnel. Operating income (loss) in 1998 has been restated to reflect corporate overhead allocation on the same basis as 1999.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                      1999                1998
                                                                                      ----                ----
Net Revenues                                                                         100.0%              100.0%
Cost of Sales  (exclusive of items shown separately below)                            68.2                69.4
Selling and Operating                                                                 20.4                17.9
General and Administrative                                                            13.2                10.3
                                                                                      ----               -----
Total Costs and Expenses                                                             101.8                97.6
Income (Loss) From Operations                                                         (1.8)                2.4
Interest Income (Expense) and Other, Net                                              (0.6)                0.2
                                                                                     -----               -----
Income (Loss) Before Income Taxes                                                    (2.4%)                2.6%
                                                                                     =====               =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Revenues. Consolidated net revenues increased by 25.9%, or approximately $6.5 million, for the three months ended March 31, 1999 compared to the prior year period. Revenue for the IT Staffing business increased 35.8%, or approximately $7.5 million, for the three months ended March 31, 1999 compared to the prior year period. Of such increase approximately $5.3 million, or 77% of the increased revenues, was attributable to offices open over one year. In particular the Company's offices in Bala Cynwyd, Pennsylvania, Edison, New Jersey, and Alexandria, Virginia contributed the greatest increases in revenues. Also contributing to the revenue increase was approximately $1.7 million in revenue from companies acquired during 1998 and from offices opened less than one year. The increased revenues in the offices open over one year were largely due to increased marketing efforts in those markets. The Company's IMS segment reported revenues decreased 25.7%, or approximately $1 million, for the period ended March 31, 1999 over the same period in 1998. This decrease was primarily a result of management's decision in late 1998 to discontinue new sales in the Network Services division of IMS due to the low margins achieved on that business. In the period ended March 31, 1998 the Network Services division generated revenues of approximately $2 million, or approximately 50% of the IMS segment's revenues in that period. The Company continues to emphasize higher margin imaging and systems integration business to replace those revenues.

Cost of Sales. Consolidated cost of sales increased by 23.6%, or approximately $4.1 million, for the three months ended March 31, 1999 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 68.2% from 69.4%. In the Company's IT Staffing business, cost of sales as a percentage of its revenue decreased to 67.7% from 69.0% primarily as a result of increased sales efforts on higher margin services. In the Company's IMS business, cost of sales as a percentage of its revenue increased to 73.4% from 71.6% in the prior year period. This increase was attributable to the higher cost of sales payrolls in the three businesses acquired in 1998, which have lower profit margins than offices open over one year.

Selling and Operating. Consolidated selling and operating expenses increased by 44.2%, or approximately $2 million, for the three months ended March 31, 1999 compared to the prior year period. Of such increase approximately $1.5 million, or 75% of the increased expenses, was due to businesses acquired in 1998 and offices open less than one year. Selling and operating expenses as a percentage of consolidated net revenues increased to 20.4% from 17.9% for the three months ended March 31, 1999 compared to the prior year period. Selling and operating expenses as a percentage of revenues for the IT Staffing business increased to

18.5% from 17.2% for the three months ended March 31, 1999 compared to the prior year period. This increase was attributable to increased salaries and commissions paid on the increased revenues, and to higher costs associated with offices open less than one year and businesses acquired in 1998. Selling and operating expenses as a percentage of revenues for the IMS business increased to 38.8% from 21.2% for the three months ended March 31, 1999 compared to the prior year period, primarily due to the increased salaries and related salesperson expenses associated with businesses acquired in 1998.

General and Administrative. Consolidated general and administrative expenses increased 60.0%, or approximately $1.6 million, for the three months ended March 31, 1999 compared to the prior year period. Of such increase approximately $900,000, or 56% of the increased expenses, was attributable to businesses acquired in 1998 and offices open less than one year. General and administrative expenses as a percentage of consolidated net revenues, increased to 13.2% from 10.3% for the three months ended March 31, 1999 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, primarily management information systems, human resources, and accounting personnel hired to manage the expanded businesses, which added to corporate overhead for the three months ended March 31, 1999 compared to the prior year period. In addition, the amortization of goodwill increased by approximately $84,000 in the three months ended March 31, 1999 compared to the prior year period due to a full quarter of amortization of goodwill from acquisitions in 1998. In the Company's IT Staffing business general and administrative expenses as a percentage of revenues increased to 10.5% from 9% for the three months ended March 31, 1999 compared to the prior year period. General and administrative expenses as a percentage of revenue in the IMS business increased to 31.9% from 14.6% for the three months ended March 31, 1999 compared to the prior year period. In both segments such increases were primarily due to businesses acquired in 1998 and to offices open less than one year.

Interest. Interest expense was approximately $204,000 and approximately $9,000 for the three months ended March 31, 1999 and 1998, respectively. Interest income was approximately $1,000 and approximately $71,000 for the three months ended March 31, 1999 and 1998, respectively. This increase in interest expense and decrease in interest income was attributable to the Company's use of its short term investments and its bank borrowings to fund the rapid expansion through both acquisitions and the opening of new offices in 1998.

Income Taxes. The effective tax benefit rate for the three months ended March 31, 1999 is lower than the applicable federal statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes. For the three months ended March 31, 1998 the effective tax rate was higher than the federal statutory tax rate due to the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for working capital has increased as its revenues have grown, and it has used borrowings under its credit facility to fund working capital. In June 1998 the Company began using its line of credit to fund the cost of its acquisitions and for working capital, and as of March 31, 1999 approximately $12.5 million was owing on the line. The Company typically maintains minimal cash balances, as reflected in the balance of approximately $37,000 as of March 31, 1999. The Company redeemed short term investments of approximately $5.5 million during the first quarter of 1998 and used the proceeds to acquire substantially all of the assets of ISI and Cella.

The Company used approximately $1.6 million cash in operations during the quarter ended March 31, 1999 compared to cash generated from operations of approximately $6.2 million for the three months ended March 31, 1998. This result is attributable to several factors, including a decrease in net income of approximately $943,000, from a profit of approximately $363,000 in the three months ended March 31, 1998 to a loss of approximately $580,000 in the three months ended March 31, 1999, an increase in accounts receivable due to increased revenues, and the redemption of short term investments in 1998.

Cash purchases of fixed assets for the three months ended March 31, 1999 were approximately $265,000 compared to purchases of approximately $593,000 in the comparable period in the prior year. This decrease reflects management's implementation of stricter capital expenditures budgeting. These purchases were related primarily to the purchases of computers, software and imaging equipment to upgrade the Company's technology infrastructure and the furnishing of new office facilities.

The Company borrowed approximately $3.3 million through its line of credit and overdraft proceeds facilities in the quarter ended March 31, 1999. The Company paid approximately $1.3 million related to its guarantee that common shares issued in connection with one of its acquisitions would equal or exceed a specified price at the anniversary date of the issuance. Additional amounts may be payable in the future to meet similar guaranties that could equal or exceed the amount reflected as "Other Liabilities" on the accompanying balance sheet. In the quarter ended March 31, 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the acquisition of The Berkeley Associates Corp. ("Berkeley"), and repurchased 40,000 common shares (now accounted for as treasury stock), at a price of $5.50 per share from the sellers of Berkeley.

Since April 24, 1998, the Company has had availability under a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. The Line of Credit expires on May 31, 2003. The Line of Credit allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of March 31, 1999, the Company had $12.5 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans the Company may extend to its officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-bank Offering Rate ("LIBOR").

Subsequent to March 31, 1999 the Company completed a sale/lease back of certain of its fixed assets with PNC Leasing Corp., an affiliate of PNC Bank, N.A. The resulting lease obligation is approximately $1.4 million repayable in 36 equal monthly rental payments. The Company anticipates that its primary uses of capital in future periods will be to fund increases in accounts receivable and to support internal growth by financing new offices. The Company believes that its Line of Credit, or other credit facilities which may be available to the Company in the future will be sufficient to meet the Company's capital needs for at least the next twelve months. However, the lack of a separation of the IMS business on a timely basis may adversely affect the Company's available borrowings.

YEAR 2000 ISSUES

The Company believes its recently implemented financial information system is "Year 2000" compliant. Further, the Company is currently in the process of replacing its candidate and client databases utilized in its Contract Placement and Permanent Placement business with software systems that are represented to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management does not expect that total incremental spending by the Company to deal with the "Year 2000" problem will be material. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

FORWARD LOOKING INFORMATION

         This report and other reports and statements filed by the Company from time to time with the United States Securities and Exchange Commission, including the Company's Annual Report on Form 10-K filed on April 15, 1999 with the Securities and Exchange Commission (collectively, "SEC Filings"), contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in

SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

         Ability to Manage Growth. Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers, sales personnel and recruiters in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; and (iii) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability effectively to manage its staff and facilities growth will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis.

         Acquisition Risks. A component of the Company's growth strategy is the acquisition of companies that will complement and expand the Company's existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on the Company's ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) potential adverse effects on the Company's reported operating results, including increased goodwill amortization and interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; and (iv) difficulties related to the integration of the acquired business. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

         History of Operating Losses in Information Management Solutions Business. The Company's Information Management Solutions business has had net operating losses since its commencement in 1988, experienced a loss from operations of approximately $1.4 million for the three month period ended March 31, 1999, and at March 31, 1999 had an accumulated deficit of approximately $8.7 million. The losses have resulted from high marketing, general and administrative costs associated with developing the Company's imaging and document management infrastructure and capabilities, combined with historically low profit margins related to the hardware component of the networking business and a slower emergence of the imaging and document management market than had been anticipated by management. Specifically, the costs associated with building this division's imaging and document management capabilities have included the hiring of sales and technical personnel and costs associated with the acquisition and integration of three imaging and document management companies. The Company is currently focusing on separating this business from its operations. If the Company is not successful in separating the Information Management Solutions business before the end of 1999, or on the terms and conditions satisfactory to the Company, there may be additional adverse effects on the Company's cash flow, results of operations, or financial condition.

         Dependence on Contract Placement Business. The Company's Contract Placement business was responsible for 75.0%, 71.4% and 70.9% of total Company revenues for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, for the years ended 1997 and 1998, one customer of the Contract Placement business, Merck, accounted for approximately 9.8% and 6.0% of total Contract Placement revenues, respectively, and 7.0% and 4.3% of total Company revenues, respectively. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets and to apply its management practices to a significantly larger organization. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

  Exhibit No.    Description of Document

     11.1        Statement re: Computation of Earnings Per Share.

     27.1        Financial Data Schedule.


(b) No reports were filed by the Registrant on Form 8-K during the quarter ended March 31, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999

  THE JUDGE GROUP, INC.                       THE JUDGE GROUP, INC.


  By: /s/  John M. Work                       By: /s/  Martin E. Judge, Jr.
      ------------------------------              -----------------------------
      John M. Work                                Martin E. Judge, Jr.
      Chief Accounting Officer                    Chairman of the Board and
                                                  Chief Executive Officer