Form 10-Q
period 1999-06-30
JUDGE GROUP INC
filed 1999-08-16
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 6, 1999, 13,940,647 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

NUMBER                                                                                                              PAGE(S)
------                                                                                                              -------
                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 AND DECEMBER 31, 1998                                         1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998                         2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998                       3

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998               4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998                         5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                 6-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                     16

                                       PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                                          17

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                              17


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                         June 30, 1999        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $    10,547            $    43,568
Accounts receivable, net                                                                   21,356,344             21,767,995
Inventories                                                                                   125,483              1,185,302
Prepaid income taxes and deferred taxes                                                     4,373,563              1,909,919
Other                                                                                       3,041,796                977,295
                                                                                          -----------            -----------
TOTAL CURRENT ASSETS                                                                       28,907,733             25,884,079
                                                                                          -----------            -----------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                      5,285,845              8,166,048
Less: accumulated depreciation and amortization                                             2,087,882              3,220,212
                                                                                          -----------            -----------
NET PROPERTY AND EQUIPMENT                                                                  3,197,963              4,945,836
                                                                                          -----------            -----------
OTHER ASSETS
Deposits and other                                                                          1,270,790                716,634
Covenant not to compete, net of accumulated amortization of $59,984, 1999 and
$37,490, 1998                                                                                  29,992                 52,486
Goodwill, net of accumulated amortization of $12,153,659, 1999 and $4,731,788,              8,940,940             16,286,392
1998
Net Assets to be disposed of                                                                  420,000                     --
                                                                                          -----------            -----------
TOTAL OTHER ASSETS                                                                         10,661,722             17,055,512
                                                                                          -----------            -----------
TOTAL ASSETS                                                                              $42,767,418            $47,885,427
                                                                                          ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                         $ 1,030,779            $   743,677
Accounts payable and accrued expenses                                                       9,363,781              8,679,519
Payroll and sales taxes                                                                       676,205                576,562
Other liabilities                                                                             130,000              2,634,954
Deferred revenue                                                                              304,333              1,035,558
                                                                                          -----------            -----------
TOTAL CURRENT LIABILITIES                                                                  11,505,098             13,670,270
                                                                                          -----------            -----------
LONG-TERM LIABILITIES
Note payable, Bank                                                                         14,315,999              9,881,595
Deferred rent obligation                                                                      722,095                666,879
Debt obligations, net of current portion                                                    1,313,568                585,490
                                                                                          -----------            -----------
TOTAL LONG-TERM LIABILITIES                                                                16,351,662             11,133,964
                                                                                          -----------            -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at June 30, 1999,
13,984,373 issued and 13,944,373 outstanding; at December 31, 1998, 13,541,302                139,843                135,412
shares issued and 13,501,302 outstanding
Preferred stock, $.01 par value, 10,000,000 shares authorized                                      --                     --
Additional paid-in capital                                                                 23,905,057             24,900,474
Deficit                                                                                    (8,914,242)            (1,734,693)
                                                                                          -----------            -----------
                                                                                           15,130,658             23,301,193
Less treasury stock, 40,000 shares; at cost                                                   220,000                220,000
                                                                                          -----------            -----------
TOTAL SHAREHOLDERS' EQUITY                                                                 14,910,658             23,081,193
                                                                                          -----------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $42,767,418            $47,885,427
                                                                                          ===========            ===========

           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                             1999                   1998
                                                                                             ----                   ----
NET REVENUES                                                                              $58,329,194            $44,575,287
                                                                                          -----------            -----------
COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                                  38,978,064             29,897,154

Selling and operating                                                                      10,852,836              7,946,885

General and administrative                                                                  6,481,066              4,425,195
                                                                                          -----------            -----------
TOTAL COSTS AND EXPENSES                                                                   56,311,966             42,269,234
                                                                                          -----------            -----------
INCOME FROM OPERATIONS                                                                      2,017,228              2,306,053

Other income (expense), net                                                                  (255,832)                57,776
                                                                                          -----------            -----------
Income before income tax expense                                                            1,761,396              2,363,829

Income tax expense                                                                            737,933                971,556
                                                                                          -----------            -----------
Income from continuing operations                                                           1,023,463              1,392,273

Discontinued operations:

Loss from discontinued operations (net of income tax benefit of
$989,111, 1999 and $346,872, 1998)                                                         (1,920,040)              (519,627)

Loss on  disposal of  discontinued  operations, including  provision  of $188,000
for operating losses during phase-out period (net of income tax benefit of $1,998,908)     (6,282,972)                     0
                                                                                          -----------            -----------
NET INCOME (LOSS)                                                                        ($ 7,179,549)           $   872,646
                                                                                          ===========            ===========

NET INCOME (LOSS) PER SHARE: (1)
   BASIC

Weighted Average Shares Outstanding                                                        13,574,739             13,419,350
                                                                                          ===========            ===========

Basic income per share from continuing operations                                               $0.08                  $0.10

Basic loss per share from discontinued operations                                              ($0.14)                ($0.03)

Basic loss per share from disposal of discontinued operations                                  ($0.47)                 $0.00
                                                                                          -----------            -----------
Basic income (loss) per share                                                                  ($0.53)                 $0.07
                                                                                          ===========            ===========
   DILUTED

Weighted Average Shares Outstanding                                                        13,630,789             13,442,390
                                                                                          ===========            ===========
Diluted income per share from continuing operations                                             $0.08                  $0.10

Diluted loss per share from discontinued operations                                            ($0.14)                ($0.03)

Diluted loss per share from disposal of discontinued operations                                ($0.47)                 $0.00
                                                                                          -----------            -----------
Diluted income (loss) per share                                                                ($0.53)                 $0.07
                                                                                          ===========            ===========


(1)  Earnings (Loss) per share amounts are rounded


           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                             1999                   1998
                                                                                             ----                   ----
NET REVENUES                                                                              $29,756,882            $23,530,177
                                                                                          -----------            -----------
COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                                  19,763,987             15,416,339

Selling and operating                                                                       5,571,121              4,329,937

General and administrative                                                                  3,370,202              2,439,791
                                                                                          -----------            -----------
TOTAL COSTS AND EXPENSES                                                                   28,705,310             22,186,067
                                                                                          -----------            -----------
INCOME FROM OPERATIONS                                                                      1,051,572              1,344,110

Other income (expense), net                                                                  (154,767)                (3,690)
                                                                                          -----------            -----------
Income before income tax expense                                                              896,805              1,340,420

Income tax expense                                                                            374,081                531,847
                                                                                          -----------            -----------
Income from continuing operations                                                             522,724                808,573

Discontinued operations:

Loss from  operations of discontinued  IMS (net of income tax benefit of
$432,422, 1999 and $199,828, 1998)                                                           (839,410)              (299,061)

Loss on disposal of IMS,  including  provision of $188,000 for operating
losses during phase-out period (net of income tax benefit of $1,998,908)                   (6,282,972)                     0
                                                                                          -----------            -----------
NET INCOME (LOSS)                                                                        ($ 6,599,658)           $   509,512
                                                                                          ===========            ===========
NET INCOME (LOSS) PER SHARE: (1)

   BASIC

Weighted Average Shares Outstanding                                                        13,647,369             13,468,958
                                                                                          ===========            ===========
Basic income per share from continuing operations                                               $0.04                  $0.06

Basic loss per share from discontinued operations                                              ($0.06)                ($0.02)

Basic loss per share from disposal of discontinued operations                                  ($0.46)                 $0.00
                                                                                          -----------            -----------
Basic income (loss) per share                                                                  ($0.48)                 $0.04
                                                                                          ===========            ===========
   DILUTED

Weighted Average Shares Outstanding                                                        13,703,419             13,491,998
                                                                                          ===========            ===========
Diluted income per share from continuing operations                                             $0.04                  $0.06

Diluted loss per share from discontinued operations                                            ($0.06)                ($0.02)

Diluted loss per share from disposal of discontinued operations                                ($0.46)                 $0.00
                                                                                          -----------            -----------
Diluted income (loss) per share                                                                ($0.48)                 $0.04
                                                                                          ===========            ===========


(1) Earnings (Loss) per share amounts are rounded


           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999

                                            Common Stock
                                    --------------------------      Additional      Retained       Treasury
                                      Shares           Amount    Paid-In Capital    Earnings        Stock          Total
                                    ----------        --------   ---------------    --------       --------        -----
Balance, December 31, 1998          13,541,302        $135,412     $24,900,474    ($1,734,693)    ($220,000)    $23,081,193

Acquisition transactions               443,071           4,431          (4,431)            --            --              --

Contingent Stock Price Payable
                                            --              --        (461,875)            --            --        (461,875)
Forfeited Earnout Stock
Payable                                     --              --        (529,111)            --            --        (529,111)

Net Income (Loss)                           --              --              --    ($7,179,549)           --    ($ 7,179,549)
                                    ----------        --------     -----------     ----------      --------     -----------
Balance, June 30, 1999              13,984,373        $139,843     $23,905,057    ($8,914,242)    ($220,000)    $14,910,658
                                    ==========        ========     ===========     ==========      ========     ===========



                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998

                                            Common Stock
                                    --------------------------      Additional      Retained       Treasury
                                      Shares           Amount    Paid-In Capital    Earnings        Stock          Total
                                    ----------        --------   ---------------    --------       --------        -----
Balance, December 31, 1997          13,347,969        $133,479     $22,758,517     $3,382,300      $     --     $26,274,296

Acquisition transactions               183,333           1,833         865,874             --            --         867,707

Purchase treasury stock                     --              --              --             --      (220,000)       (220,000)

Net Income
                                            --              --              --        872,646            --         872,646
                                    ----------        --------     -----------     ----------      --------     -----------
Balance, June 30, 1998              13,531,302        $135,312     $23,624,391     $4,254,946     ($220,000)    $27,794,649
                                    ==========        ========     ===========     ==========      ========     ===========



           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                    1999                      1998
                                                                                    ----                      ----
OPERATING ACTIVITIES
Net income (loss) for the period                                                ($7,179,549)               $ 872,646
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                                                      714,604                  452,121
  Amortization                                                                      380,189                  290,953
  Loss on disposal of discontinued operations                                     6,282,972                       --
  Deferred rent                                                                     (19,784)                  (1,278)
  Provision for losses on accounts receivable                                       514,183                   47,890
  Loss on disposal of equipment                                                     200,175                       --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short term investments                                                                 --                5,500,000
  Accounts receivable                                                            (3,678,792)              (2,202,153)
  Inventories                                                                      (270,336)                 386,026
  Deposits and other                                                                (66,391)                (374,133)
  Prepaid income taxes                                                             (464,736)                      --
  Other current assets                                                             (202,622)                (965,312)
Increase (decrease) in:
  Accounts payable and accrued expenses                                            (582,214)               4,099,543
  Payroll and sales taxes                                                            99,643                  483,879
  Deferred revenue                                                                  (77,409)                 (68,522)
  Income taxes payable                                                                    0                 (263,945)
                                                                                  ---------               ----------
    Net cash provided by (used in) operating activities                          (4,350,067)               8,257,715
                                                                                  ---------               ----------
INVESTING ACTIVITIES
Purchases of property and equipment                                                (603,413)              (1,721,903)
Purchase of companies                                                                    --               (6,869,109)
Covenant not to compete                                                                  --                  (89,976)
                                                                                  ---------               ----------
    Net cash used in investing activities                                          (603,413)              (8,680,988)
                                                                                  ---------               ----------
FINANCING ACTIVITIES
Cash acquired in business combination                                                    --                  159,068
Proceeds from (repayments of) notes payable, bank, net                            4,479,404                2,500,000
Proceeds (repayments) of bank overdrafts                                          1,518,626                       --
Proceeds from lease payable, bank                                                 1,425,000                       --
Principal payments on long-term debt                                               (487,571)                (337,721)
Repayment of bank note payable related to company acquired                               --                 (476,576)
Advances receivable related to company acquired                                          --                 (319,620)
Purchase of Treasury Stock                                                               --                 (220,000)
Contingent stock payable                                                         (2,015,000)                      --
                                                                                  ---------               ----------
    Net cash provided by financing activities                                     4,920,459                1,305,151
                                                                                  ---------               ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (33,021)                 881,878
CASH AND CASH EQUIVALENTS, BEGINNING                                                 43,568                1,684,482
                                                                                  ---------               ----------
CASH AND CASH EQUIVALENTS, ENDING                                                   $10,547               $2,566,360
                                                                                  =========               ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for Interest                                             $264,000                  $25,000
                                                                                  =========               ==========
Cash paid during the year for Income taxes                                         $396,000                 $876,000
                                                                                  =========               ==========


           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business) as well as IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. The Company also provides computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). On June 15, 1999 the Company adopted a plan to dispose of the IMS business through sale of substantially all of the assets of that business (See Note 3). At June 30, 1999, the Company's continuing operations, headquartered in Bala Cynwyd, Pennsylvania, operated 16 regional offices in twelve states in the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Intangible Assets - Goodwill

Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the three months ended June 30, 1999 and 1998 was approximately $101,000 and $97,000, respectively, and for the six months ended June 30, 1999 and 1998 was approximately $202,000 and $144,000, respectively, and is included in general and administrative expense in the consolidated statements of operations. An additional $7,063,000 of goodwill was written off as part of the disposal of the IMS business, and is included in the loss on disposal of IMS in the accompanying consolidated statements of operations.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company adopted this statement in 1998. Effective June 1999 with the disposal of the IMS segment, the Company's continuing operations consist of only one segment, IT Staffing, comprised of the Contract Placement business, Permanent Placement business, and IT Training business.

Earnings Per Share

Basic earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of shares actually outstanding, and reduced by treasury shares of the Company. The number of shares used in the computation for the six months ended June 30, 1999 and 1998 were approximately 13,575,000, and 13,419,000, respectively. The number of shares used in the computation for the three months ended June 30, 1999 and 1998 were approximately 13,647,000 and 13,469,000, respectively.

Diluted earnings (loss) per share amounts for the three months and six months ended June 30, 1999 and 1998 are based on the weighted average number of shares calculated for basic earnings (loss) per share purposes increased by the number of shares that would be outstanding assuming the exercise of all outstanding stock options issued by the Company. The number of shares used in the computation for the six months ended June 30, 1999 and 1998 were approximately 13,631,000 and 13,442,000, respectively. The number of shares used in the computation for the three months ended June 30, 1999 and 1998 were approximately 13,703,000 and 13,492,000, respectively. Outstanding options to purchase 1,981,550 common shares in 1999 and 1,190,750 common shares in 1998 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares.

On February 26, 1998 the Company repurchased 40,000 common shares at a price of $5.50 per share, which shares are considered treasury stock.

NOTE 3. DISCONTINUED OPERATIONS

On June 15, 1999 the Company adopted a formal plan to sell the Information Management Solutions ("IMS") business. Effective June 30, 1999 a significant portion of the net assets of the IMS business were sold for total consideration of $3,400,584 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. The remainder of the net assets to be disposed of, at their net realizable values, are separately classified in the accompanying balance sheet at June 30, 1999. The December 31, 1998 balance sheet has not been restated. Assets sold or to be sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed or to be assumed by the respective purchasers consist primarily of accounts payable, accrued expenses, and equipment leases payable.

The loss on disposal of the IMS business of $6,282,972 represents the actual and estimated loss on the disposal of the assets and a provision of $188,000 for expected operating losses during the phase-out period from July 1, 1999 through July 31, 1999.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 3. DISCONTINUED OPERATIONS (continued)

Operating results of the IMS business for the three and six months ended June 30, 1999 are shown separately in the accompanying income statements. The income statements for the respective periods in 1998 have been restated and operating results of the IMS business are also shown separately.

Net revenues of the IMS business for the three and six months ended June 30, 1999 were $6,820,193 and $3,814,884, respectively. Net revenues for the corresponding periods in 1998 were $8,290,710 and $4,246,004, respectively. These amounts are not included in net revenues in the accompanying income statements for the respective periods.

NOTE 4. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the bank's prime rate (7.75% at June 30, 1999) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate. Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires May 31, 2003 and is subject to certain covenants which from time to time have been reset by the Bank, including financial covenants requiring certain levels of net worth, debt service ratios, fixed charge coverage and limiting capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

Included in accounts payable and accrued expenses at June 30, 1999 were approximately $3,104,000 of bank overdrafts.

NOTE 5. LONG-TERM DEBT

At June 30, 1999 long-term debt consisted of the following:

                                                                                                                 June 30, 1999
                                                                                                                 -------------
Note Payable; payable in various monthly installments plus interest at 8%, through March 2000                      $  100,000

Note Payable; payable in 24 monthly installments of $12,500 plus interest at 8%, through March 2000                   100,000

Note Payable; payable in 8 quarterly payments of $102,333 including interest at 8%, through December 2000             573,210

Note Payable; payable in 36 monthly installments of $6,944 plus interest at 8%, through October 2001                  187,500

Capital  lease  obligation;  payable in monthly  installments  of $41,987,  including  interest and taxes, through  March 2002;  and a final  payment of $213,750 in April 2002;  the lease  transfers  ownership  of
certain office equipment to the Company at the end of the lease term                                                1,326,540

Capital lease obligations;  payable in monthly  installments  aggregating  $1,338,  including interest and taxes,  through May 2004; the leases transfer  ownership of certain  computer  equipment to the Company at
the end of the respective leases                                                                                       57,097
                                                                                                                   ----------
                                                                                                                    2,344,347

Less:  Current portion                                                                                             (1,030,779)
                                                                                                                   ----------
Long-term portion                                                                                                  $1,313,568
                                                                                                                   ==========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 5. LONG-TERM DEBT (continued)

         Maturities of long-term debt are as follows:

                 Year Ending June 30,                  Amount
                 --------------------                  ------
                        2000                         $1,030,779

                        2001                            702,525

                        2002                            585,833

                        2003                             13,612

                        2004                             11,598
                                                     ----------
                                                     $2,344,347
                                                     ==========

Interest expense charged to operations was approximately $157,000 and $15,000 for the three months ended June 30, 1999 and 1998, respectively, and approximately $260,000 and $25,000 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 6. INCOME TAXES

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 8. SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

Stock Option Plan

On September 4, 1996 the Company adopted the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 3,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option is the fair market value of the Company's common shares on the date of the grant. The options granted are generally subject to a four-year vesting schedule in equal increments annually and are exercisable any time after vesting up to 10 years from the grant date. The 204,300 options previously granted to employees in the discontinued IMS segment vested 100% on August 2, 1999 pursuant to the Incentive Plan and the various asset purchase agreements. The former IMS employees, all of whom were terminated by the Company, have until November 1, 1999 to exercise their options before they expire.

During the six months ended June 30, 1999, the Company granted options to purchase 211,500 common shares at a weighted average exercise price of $1.56 per common share. No options were exercised during the period ended June 30, 1999.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan.

NOTE 9. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the six months ended June 30, 1999, the Company entered into the following non-cash transactions.

  o entered into certain lease arrangements for the purchase of equipment in the amount of approximately $345,700

  o recorded the following with respect to the disposition of the IMS segment:

    reduced contingent stock price payables which were forgiven in the amount of approximately $952,000 reduced earnouts payable which were forgiven in the amount of approximately $718,000 recorded note and advances receivable of $2,223,000 related to disposition proceeds wrote off approximately $7,063,000 of goodwill

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Report on Form 10-Q for the quarter ended March 31, 1999.

OVERVIEW

In January 1999 the Company reorganized its four operating units into two business segments to enable financial analysis that more closely tracks its lines of business. The Company's Contract Placement, Permanent Placement and IT Training operating units were consolidated within the IT Staffing segment. The Information Management Solutions ("IMS") business was the other segment, which the Company adopted a plan to dispose of on June 15, 1999. Through sales occurring in June through August 1999, the Company divested substantially all of the assets of the IMS business. As of June 30, 1999 a significant portion of those assets had been sold for total consideration of approximately $3,400,000 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. The remainder of the assets to be sold are separately classified on the accompanying balance sheet at June 30, 1999 at their net realizable value. Assets sold, or to be sold, consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed or to be assumed consist primarily of trade accounts payable, accrued expenses, and equipment leases payable. The Company incurred a loss on disposal of the IMS business of $6,282,972, net of tax effect of $1,998,908. Included in such loss was the write off of approximately $7,063,000 of goodwill representing the unamortized balance of goodwill recorded in 1998 when the Company purchased all or substantially all of the business of three IMS companies. Also included in such loss is an estimated loss for operations during the phase out period of approximately $188,000 for the remaining business which was sold in July 1999.

Operating results of the IMS business for the three and six months ended June 30, 1999 and 1998 (restated) are shown separately in the accompanying statements of operations. Net revenues of the IMS business for the three months ended June 30, 1999 and 1998 were approximately $3,815,000 and $4,246,000 respectively. The IMS business incurred losses from operations in the three months ended June 30, 1999 and 1998 of $839,410 and $299,061 respectively. For the six months ended June 30, 1999 and 1998 net revenues of the IMS business were approximately $6,820,000 and $8,291,000 respectively. The IMS business incurred losses from operations in the six months ended June 30, 1999 and 1998 of $1,920,040 and $519,627 respectively.

The Company's IT Staffing segment achieved revenue growth of 30.9% for the six months ended June 30, 1999 compared to the prior year period. This revenue growth was primarily due to increased revenues in offices open over one year, which represented 79% of the increase, as well as to acquisitions and revenues from offices open less than one year. For the three months ended June 30, 1999 the IT Staffing segment achieved revenue growth of 26.5% compared to the prior year period, of which 79% was attributable to offices open over one year and the remainder represented revenues from acquisitions and offices open less than one year. During the first quarter of 1999 the IT Staffing segment relocated its staff from Foxborough, Massachusetts to Providence, Rhode Island to better serve the Providence area. The Company anticipates that the relocation will assist it in continuing to attract and retain experienced staff and enable it to better service its clients.

The following discussion of continuing operations reflects the operations of the IT Segment only.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                 THREE MONTHS                        SIX MONTHS
                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                             1999             1998             1999              1998
                                                             ----             ----             ----              ----
Net Revenues                                                100.0%           100.0%           100.0%            100.0%
                                                            -----            -----            -----             -----
Cost of Sales (exclusive of items shown
separately below)                                            66.5             65.5             66.8              67.1

Selling and Operating                                        18.7             18.4             18.6              17.8
General and Administrative                                   11.3             10.4             11.1               9.9
                                                            -----            -----            -----             -----
Total Costs and Expenses                                     96.5             94.3             96.5              94.8
                                                            -----            -----            -----             -----
Income (Loss) From Continuing Operations                      3.5              5.7              3.5               5.2
Interest Income (Expense) and Other, Net                     (0.5)            (0.0)            (0.5)              0.1
                                                            -----            -----            -----             -----
Income (Loss) From Continuing Operations
Before Income Taxes                                           3.0%             5.7%             3.0%              5.3%
                                                            =====            =====            =====             =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Revenues. Consolidated net revenues increased by 26.5% or approximately $6.2 million, for the three months ended June 30, 1999 compared to the prior year period. Of such increase approximately $4.9 million, or 79% of the increased revenues, was attributable to offices open over one year. The rate of increase in revenues in offices open over one year was 23.9%. In particular the Company's offices in Bala Cynwyd, Pennsylvania, Edison, New Jersey, and its National division located in Providence, Rhode Island contributed the greatest increases in revenues. Also contributing to the revenue increase was approximately $1.3 million in revenue from businesses acquired during 1998 and from offices opened less than one year. The increased revenues in offices open over one year was due primarily to increased marketing efforts in those markets. In addition the Company's Contract Placement business increased its average hourly billing rate to $55.59 in the quarter ended June 30, 1999 compared to $48.49 for the prior year period, an increase of 14.6%.

Cost of Sales. Consolidated cost of sales increased by 28.2%, or approximately $4.3 million, for the three months ended June 30, 1999 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 66.5% from 65.5% in the respective comparable periods. The increase as a percentage of revenues was primarily due to the increased revenues noted above being in the Contract Placement business instead of the Permanent Placement business, which has no cost of sales. In other words, the Permanent Placement business represented a smaller percentage of net revenues in 1999 (11.4%) than it did in 1998 (13.8%). In the Contract Placement business cost of sales as a percentage of revenues decreased to 75.8% as of June 30, 1999 compared to 76.8% the prior year period. This decrease was attributable to increased marketing efforts focusing on higher margin services.

Selling and Operating. Consolidated selling and operating expenses increased by 28.7%, or approximately $1.2 million, for the three months ended June 30, 1999 compared to the prior year period. Of the $1.2 million increase in selling and operating expense, approximately $547,000, or 46%, was due to businesses acquired in 1998 and to offices open less than one year. Selling and operating expenses as a percentage of consolidated net revenues increased to 18.7% from 18.4% for the three months ended June 30, 1999 compared to the prior year period. The increase in selling and operating expenses was primarily due to increased salary and commissions paid on the increased revenues as well as the higher costs associated with businesses acquired in 1998 and offices open less than one year. The Company also incurred losses of approximately $193,000 on accounts receivable deemed uncollectible in the period ended June 30, 1999 which increased its bad debt expense.

General and Administrative. Consolidated general and administrative expenses increased 38.1%, or approximately $930,000, for the three months ended June 30, 1999 compared to the prior year period. Of the $930,000 increase, approximately $243,000, or 26%, relates to businesses acquired and offices open less than one year. General and administrative expenses as a percentage of consolidated net revenues, increased to 11.3% from 10.4% for the three months ended June 30, 1999 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff, and administrative personnel to adequately service the increased business. In addition, the Company incurred losses totaling approximately $177,000 in connection with the disposal of computer equipment which was replaced by new equipment the Company is installing to improve its database information system utilized by salespeople and recruiters. The Company believes that the budgetary process and controls implemented for 1999 will assist in reducing future increases in general and administrative expenses.

Other. Other expense represents primarily interest expense net of interest income. Interest expense was approximately $157,000 and $15,000 for the three months ended June 30, 1999 and 1998, respectively. Interest income was approximately $3,000 and $12,000 for the three months ended June 30, 1999 and 1998, respectively. This increase in interest expense and decrease in interest income was attributable to the Company's use of its short term investments and its bank borrowings to fund the expansion of the business through both acquisitions and opening of offices in 1998.

Income Taxes. The effective tax rates for the three months ended June 30, 1999 and 1998 are higher than the applicable federal statutory tax rate of 34% primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Revenues. Consolidated net revenues increased by 30.9%, or approximately $13.8 million, for the six months ended June 30, 1999 compared to the prior year period. Of such increase approximately $10.9 million, or 79% of the increased revenues, was attributable to offices open over one year. The rate of increase in revenues in offices open over one year was 24.3%. Also contributing to the increased revenues was approximately $2.9 million in revenue from businesses acquired in 1998 and offices open less than one year. Of the offices open over one year, the Company's offices in Bala Cynwyd, Pennsylvania, Edison, New Jersey, and the National division located in Providence, Rhode Island contributed the greatest increases in revenues. Such increases were attributable to increased marketing efforts in those markets. In addition, the Company's Contract Placement business increased its average hourly billing rate to $54.84 in the six months ended June 30, 1999 compared to $49.64 in the prior year period, an increase of 10.5%.

Cost of Sales. Consolidated cost of sales increased by 30.4%, or approximately $9.1 million, for the six months ended June 30, 1999 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 66.8% from 67.1% in the respective comparable periods. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 76.1% from 77.3% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales.

Selling and Operating. Consolidated selling and operating expenses increased by 36.6%, or approximately $2.9 million, for the six months ended June 30, 1999 compared to the prior year period. Of the approximately $2.9 million increase in consolidated selling and operating expense, approximately $1.5 million, or 51.7%, was due to businesses acquired in 1998 and to offices open less than one year. Selling and operating expenses as a percentage of consolidated net revenues increased to 18.6% from 17.8% for the six months ended June 30, 1999 compared to the prior year period. The increase in selling and operating expenses was primarily due to increased salary and commissions paid on the increased revenues as well as higher costs associated with businesses acquired in 1998 and offices open less than one year. The Company also incurred losses of approximately $193,000 on accounts receivable deemed uncollectible in the period ended June 30, 1999, which increased its bad debt expense.

General and Administrative. Consolidated general and administrative expenses increased 46.5%, or approximately $2.1 million, for the six months ended June 30, 1999 compared to the prior year period. Of the approximately $2.1 million increase, approximately $729,000 relates to businesses acquired and offices open less than one year. General and administrative expenses as a percentage of consolidated net revenues increased to 11.1% from 9.9% for the six months ended June 30, 1999 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff and additional administrative personnel to adequately service the expanded business. In addition, the amortization of goodwill increased by $58,000 in the six months ended June 30, 1999 compared to the prior year period due to a full six months of amortization of goodwill from the acquisitions completed at the end of the first quarter of 1998. Rent expense increased by approximately $489,000 for the six months ended June 30, 1999 compared to the prior year period, due primarily to expanded space in Needham, Massachusetts, Providence, Rhode Island, and Bala Cynwyd, Pennsylvania offices as well as the businesses acquired in 1998. The Company incurred losses of approximately $177,000 in connection with the disposal of computer equipment which was replaced by new equipment the Company is installing to improve its database information system utilized by salespeople and recruiters. The Company believes that the budgetary process and controls implemented for 1999 will assist in reducing future increases in general and administrative expenses.

Other. Other expense represents primarily interest expense net of interest income. Interest expense was approximately $260,000 and $25,000 for the six months ended June 30, 1999 and 1998, respectively. Interest income was approximately $4,000 and $82,000 for the six months ended June 30, 1999 and 1998, respectively. This increase in interest expense and decrease in interest income reflects the Company's use of its short term investments in 1998 and its bank borrowings in 1999 to fund the expansion of the business through both acquisitions and opening of offices in 1998.

Income Taxes. The effective tax rates for the six months ended June 30, 1999 and 1998 are higher than the applicable federal statutory tax rate of 34% primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. In June 1998 the Company began using its line of credit to fund the cost of its acquisitions and for working capital, and as of June 30, 1999 approximately $14.3 million was owing on the line. The Company typically maintains minimal cash balances, as reflected in the balance of approximately $10,000 as of June 30, 1999. The Company redeemed its short term investments of approximately $5.5 million during the first quarter of 1998 and used the proceeds for acquisitions.

The Company used approximately $4.4 million cash in operations in the six months ended June 30, 1999 compared to cash generated from operations of $8.3 million for the six months ended June 30, 1998. This result is primarily attributable to an increase in accounts receivable due to increased revenues, and the redemption of the short term investments mentioned above. Additionally, the Company incurred a net loss, excluding the loss on disposal of the IMS segment, of approximately $896,000 in the six months ended June 30, 1999 as opposed to a profit of approximately $873,000 in the prior year period.

Cash purchases of fixed assets for the six months ended June 30, 1999 were approximately $603,000 compared to purchases of approximately $1.7 million in the comparable period in the prior year. This decrease reflects management's implementation of stricter capital expenditures budgeting. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, and the furnishing of new office facilities. In the six months ended June 30, 1998 the Company used $6.9 million to complete all of its acquisitions and an additional $477,000 to repay the bank debts assumed in two of its acquisitions.

The Company borrowed approximately $6.0 million through its line of credit and overdraft proceeds facilities in the six months ended June 30, 1999, compared to borrowings of approximately $2.5 million in the six months ended June 30, 1998. In the six months ended June 30, 1999 the Company paid approximately $2.0 million related to its guarantee that common shares issued in connection with two of its acquisitions would equal or exceed a specified price at the anniversary date of the issuance. Additional amounts may be payable in the future to meet similar guaranties that have been reflected in "Other Liabilities" on the June 30, 1999 accompanying balance sheet. However, there can be no assurance that the Company may be required to make payments in excess of the amount accrued. The Company also completed a sale/lease back of certain of its fixed assets with PNC Leasing Corp., an affiliate of PNC Bank, N.A. in the six months ended June 30, 1999. The lease obligation is approximately $1.4 million repayable in 36 equal monthly rental payments. In the six months ended June 30, 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the acquisition of the IT Training business, and repurchased 40,000 common shares (now accounted for as treasury stock), at a price of $5.50 per share from the sellers of the IT Training business.

Since April 24, 1998, the Company has had availability under a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of June 30, 1999 the Company had approximately $14.3 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-Bank Offered Rate ("LIBOR"). At June 30, 1999 the Company was in violation of certain of its covenants including Tangible Net Worth and Ratio of Cash Flow Coverage, which the Bank has waived.

The Company anticipates that its primary uses of capital in future periods will be to finance additional acquisitions, fund increases in accounts receivable and to support internal growth by financing new offices. The Company believes that its Line of Credit, or other credit facilities which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

FORWARD LOOKING INFORMATION

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. A list of factors that may affect future performance can be found in the Company's Report on Form 10-K for the year ended December 31, 1998 and in the Company's Report on Form 10-Q for the period ended March 31, 1999.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 15, 1999 the Annual Meeting of Shareholders of the Company was held at the Company's principal place of business. The purpose of the meeting was to elect directors and to ratify the selection of the independent public accountants for the Company for the fiscal year ended December 31, 1999. At the meeting, the shareholders voted as follows to elect the directors to serve until the Company's next Annual Meeting of Shareholders:

               Nominee                In  Favor        Against        Abstain
               -------                ---------        -------        -------
        Randolph J. Angermann        10,244,610           0            19,893
        Michael A. Dunn              10,244,410           0            20,093
        Richard T. Furlano           10,244,410           0            20,093
        James C. Hahn                10,244,610           0            19,893
        Martin E. Judge, Jr.         10,234,860           0            29,643

In the vote to ratify the appointment of Rudolph, Palitz LLC as the Company's independent public accountants, 10,251,108 shareholders voted in favor of ratification, 3,801 shareholders voted against ratification and 9,894 shareholders abstained.


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

   Exhibit No.      Description of Document

      10.1 Asset Purchase Agreement by and among Judge Imaging Systems, Inc., Automated Office Products of Western New York, Inc. d/b/a AOP Solutions, Paul F. Eckert and Suzanne Eckert

      10.2 Asset Purchase Agreement by and among Systems Solutions, Inc., Judge Imaging Systems, Inc., AOP Acquisition Corp., Paul F. Eckert and Suzanne Eckert

      10.3 Asset Purchase Agreement by and among Judge Imaging Systems, Inc., The Judge Group, Inc. and AOP Morristown Corp.

      11.1          Statement re Computation of Earnings Per Share.

      27.1          Financial Data Schedule.

(b) No reports were filed by the Registrant on Form 8-K during the quarter ended June 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,

Dated: August 16, 1999

THE JUDGE GROUP, INC.               THE JUDGE GROUP, INC.
    /s/John M. Work                     /s/Martin E. Judge, Jr.
    ---------------                     -----------------------
       Chief Accounting Officer            Chairman of the Board and Chief Executive Officer