Form 10-Q
period 1999-09-30
JUDGE GROUP INC
filed 1999-11-15
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                  23-1726661
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

        TWO BALA PLAZA, SUITE 800
       BALA CYNWYD, PENNSYLVANIA                             19004
(Address of principal executive offices)                   (zip code)

                                 (610) 667-7700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 28, 1999, 13,940,647 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

NUMBER                                                                                                              PAGE(S)
------                                                                                                              -------
                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                                      1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1999 AND 1998                                                                                           2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
    SEPTEMBER 30, 1999 AND 1998                                                                                           3

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS
    ENDED SEPTEMBER 30, 1999 AND 1998                                                                                     4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1999 AND 1998                                                                                           5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                   6-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS                                                                                                        11-16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                       16

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS                                                                                                17

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                                 17

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                                  September 30, 1999   December 31, 1998
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                             $     53,346         $     43,568
Accounts receivable, net                                                                20,291,299           21,767,995
Inventories                                                                                125,483            1,185,302
Prepaid income taxes and deferred taxes                                                  4,161,965            1,909,919
Other                                                                                    1,079,556              977,295
                                                                                      ------------         ------------
TOTAL CURRENT ASSETS                                                                    25,711,649           25,884,079
                                                                                      ------------         ------------
PROPERTY AND EQUIPMENT
Property and Equipment                                                                   4,943,766            8,166,048
Less: accumulated depreciation and amortization                                          1,852,917            3,220,212
                                                                                      ------------         ------------
NET PROPERTY AND EQUIPMENT                                                               3,090,849            4,945,836
                                                                                      ------------         ------------
OTHER ASSETS
Deposits and other                                                                         962,893              716,634
Covenant not to compete, net of accumulated amortization of $71,231, 1999 and
$37,490, 1998                                                                               18,745               52,486
Goodwill, net of accumulated amortization of $5,191,673, 1999 and
$4,731,788, 1998                                                                         8,840,170           16,286,392
                                                                                      ------------         ------------
TOTAL OTHER ASSETS                                                                       9,821,808           17,055,512
                                                                                      ------------         ------------
TOTAL ASSETS                                                                          $ 38,624,306         $ 47,885,427
                                                                                      ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                     $    965,018         $    743,677
Accounts payable and accrued expenses                                                    7,206,096            8,679,519
Payroll and sales taxes                                                                    895,086              576,562
Other liabilities                                                                          130,000            2,634,954
Deferred revenue                                                                           549,897            1,035,558
                                                                                      ------------         ------------
TOTAL CURRENT LIABILITIES                                                                9,746,097           13,670,270
                                                                                      ------------         ------------
LONG-TERM LIABILITIES
Note payable, Bank                                                                      11,893,578            9,881,595
Deferred rent obligation                                                                   505,847              666,879
Debt obligations, net of current portion                                                 1,048,677              585,490
                                                                                      ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                             13,448,102           11,133,964
                                                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at September 30,
1999, 13,984,373 issued and 13,944,373 outstanding; at December 31, 1998,
13,541,302 shares issued and 13,501,302 outstanding                                        139,843              135,412
Preferred stock, $.01 par value, 10,000,000 shares authorized                                   --                   --
Additional paid-in capital                                                              23,905,057           24,900,474
Deficit                                                                                 (8,394,793)          (1,734,693)
                                                                                      ------------         ------------
                                                                                        15,650,107           23,301,193
Less treasury stock, 40,000 shares; at cost                                                220,000              220,000
                                                                                      ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                              15,430,107           23,081,193
                                                                                      ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 38,624,306         $ 47,885,427
                                                                                      ============         ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                 1999                 1998
                                                                                 ----                 ----
NET REVENUES                                                                 $ 86,712,996         $ 68,546,499
                                                                             ------------         ------------
COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)                      57,730,677           46,224,805
Selling and operating                                                          15,883,611           13,057,604
General and administrative                                                      9,555,258            7,301,746
                                                                             ------------         ------------
TOTAL COSTS AND EXPENSES                                                       83,169,546           66,584,155
                                                                             ------------         ------------
INCOME FROM OPERATIONS                                                          3.543,450            1,962,344
Other income (expense), net                                                      (547,306)              14,849
                                                                             ------------         ------------
Income before income tax expense                                                2,996,144            1,977,193

Income tax expense                                                              1,241,186              791,149
                                                                             ------------         ------------
Income from continuing operations                                               1,754,958            1,186,044

Discontinued operations:
Loss from discontinued operations (net of income tax benefit of
$1,102,426, 1999 and $783,681, 1998)                                           (2,140,002)          (1,174,841)

Loss on  disposal of  discontinued  operations,  including  provision of $188,000 for operating losses during phase-out period (net of
income tax benefit of $1,994,830)                                              (6,275,056)                   0
                                                                             ------------         ------------
NET INCOME (LOSS)                                                            ($ 6,660,100)        $     11,203
                                                                             ============         ============
NET INCOME (LOSS) PER SHARE:(1)
   BASIC
Weighted Average Shares Outstanding                                            13,699,304           13,536,116
                                                                             ============         ============
Basic income per share from continuing operations                            $       0.13         $       0.09
Basic loss per share from discontinued operations                                  ($0.16)              ($0.09)
Basic loss per share from disposal of discontinued operations                      ($0.46)        $       0.00
                                                                             ------------         ------------
Basic loss per share                                                               ($0.49)        $       0.00
                                                                             ============         ============
   DILUTED
Weighted Average Shares Outstanding                                            13,715,220           13,552,783
                                                                             ============         ============
Diluted income per share from continuing operations                          $       0.13         $       0.09
Diluted loss per share from discontinued operations                                ($0.16)              ($0.09)
Diluted loss per share from disposal of discontinued operations                    ($0.46)        $       0.00
                                                                             ------------         ------------
Diluted loss per share                                                             ($0.49)        $       0.00
                                                                             ============         ============

(1)  Earnings (Loss) per share amounts are rounded

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                                    1999                 1998
                                                                                                    ----                 ----
NET REVENUES                                                                                     $28,383,802         $23,971,214
                                                                                                 -----------         -----------
COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)                                         18,752,613          16,327,651
Selling and operating                                                                              5,030,775           5,110,726
General and administrative                                                                         3,074,192           2,876,550
                                                                                                 -----------         -----------
TOTAL COSTS AND EXPENSES                                                                          26,857,580          24,314,927
                                                                                                 -----------         -----------
INCOME (LOSS) FROM OPERATIONS                                                                      1,526,222            (343,713)
Other income (expense), net                                                                         (291,474)            (42,927)
                                                                                                 -----------         -----------
Income (loss) before income tax expense (benefit)                                                  1,234,748            (386,640)
Income tax expense (benefit)                                                                         503,253            (180,407)
                                                                                                 -----------         -----------
Income (loss) from continuing operations                                                             731,495            (206,233)
Discontinued operations:

Loss from discontinued operations (net of income tax benefit of $113,314, 1999 and
$436,810, 1998)                                                                                     (219,962)           (655,213)

Gain on disposal of  discontinued  operations,  including  provision of $0 for operating
losses during phase-out period (net of income tax expense of $4,078)                                   7,916                   0
                                                                                                 -----------         -----------
NET INCOME (LOSS)                                                                                $   519,449           ($861,446)
                                                                                                 ===========         ===========
NET INCOME (LOSS) PER SHARE: (1)
   BASIC

Weighted Average Shares Outstanding                                                               13,944,373          13,491,302
                                                                                                 ===========         ===========
Basic income (loss) per share from continuing operations                                         $      0.05              ($0.02)
Basic loss per share from discontinued operations                                                     ($0.01)             ($0.04)
Basic loss per share from disposal of discontinued operations                                    $      0.00         $      0.00
                                                                                                 -----------         -----------
Basic income (loss) per share                                                                    $      0.04              ($0.06)
                                                                                                 ===========         ===========
   DILUTED

Weighted Average Shares Outstanding                                                               13,948,257          13,491,302
                                                                                                 ===========         ===========
Diluted income (loss) per share from continuing operations                                       $      0.05              ($0.02)
Diluted loss per share from discontinued operations                                                   ($0.01)              (0.04)

Diluted loss per share from disposal of discontinued operations                                  $      0.00         $      0.00
                                                                                                 -----------         -----------
Diluted income (loss) per share                                                                  $      0.04              ($0.06)
                                                                                                 ===========         ===========

(1) Earnings (Loss) per share amounts are rounded

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                           Common Stock
                                    --------------------------     Additional       Retained       Treasury
                                       Shares         Amount     Paid-In Capital     Earnings        Stock         Total
                                       ------         ------     ---------------     --------       --------       -----
Balance, December 31, 1998          13,541,302     $   135,412     $24,900,474     ($1,734,693)    ($220,000)    $23,081,193
Acquisition transactions               443,071           4,431          (4,431)             --            --              --
Contingent Stock Price Payable             --              --        (461,875)             --            --        (461,875)
Forfeited Earnout Stock
Payable                                     --              --        (529,111)             --            --        (529,111)
Net loss                                    --              --              --      (6,660,100)           --      (6,660,100)
                                   -----------     -----------     -----------     ------------     ---------    -----------
Balance, September 30, 1999         13,984,373     $   139,843     $23,905,057     ($8,394,793)    ($220,000)    $15,430,107
                                   ===========     ===========     ===========     ============     =========    ===========

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                            Common Stock
                                    --------------------------     Additional       Retained       Treasury
                                       Shares         Amount     Paid-In Capital     Earnings        Stock         Total
                                       ------         ------     ---------------     --------       --------       -----
Balance, December 31, 1997          13,347,969        $133,479     $22,758,517      $3,382,300    $       --     $26,274,296
Acquisition Transactions               183,333           1,833         865,874              --            --         867,707
Purchase treasury stock                     --              --              --              --      (220,000)       (220,000)
Net income                                  --              --              --          11,203            --          11,203
                                    ----------        --------     -----------      ----------    ----------     -----------
Balance, September 30, 1998         13,531,302        $135,312     $23,624,391      $3,393,503     ($220,000)    $26,933,206
                                    ==========        ========     ===========      ==========    ==========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          1999            1998
                                                                          ----            ----
OPERATING ACTIVITIES
Net income (loss) for the period                                      ($6,660,100)    $    11,203
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                                            922,013         736,621
  Amortization                                                            492,207         518,269
  Loss on disposal of discontinued operations                           6,275,056            --
  Deferred rent                                                          (236,032)        118,785
  Provision for losses on accounts receivable                             659,417         120,761
  Loss on disposal of equipment                                           204,393            --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short term investments                                                       --       5,500,000
  Accounts receivable                                                  (2,964,162)     (5,851,641)
  Inventories                                                            (270,336)        510,717
  Deposits and other                                                     (121,920)       (385,151)
  Prepaid income taxes and deferred taxes                                (253,138)       (532,003)
  Other current assets                                                   (278,269)       (777,040)
Increase (decrease) in:
  Accounts payable and accrued expenses                                  (777,519)      2,995,556
  Payroll and sales taxes                                                 318,524         (33,510)
  Deferred revenue                                                        184,207         259,450
  Income taxes payable                                                         --        (285,882)
                                                                      -----------     -----------
    Net cash provided by (used in ) operating activities               (2,505,659)      2,906,135
                                                                      -----------     -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                      (802,916)     (2,458,108)
Purchase of companies                                                          --      (6,998,953)
Proceeds from disposition of businesses                                 2,788,000            --
Covenant not to compete                                                        --         (89,976)
                                                                      -----------     -----------
Net cash provided by (used in) investing activities                     1,985,084      (9,547,037)
                                                                      -----------     -----------
FINANCING ACTIVITIES
Cash acquired in business combination                                          --         159,068
Proceeds from notes payable, bank, net                                  2,056,983       6,400,000
Repayments of bank overdrafts                                            (173,974)             --
Proceeds from lease payable, bank                                       1,425,000              --
Principal payments on long-term debt                                     (762,656)       (769,450)
Repayment of bank note payable related to company acquired                     --        (175,000)
Advances receivable related to company acquired                                --        (319,620)
Purchase of Treasury Stock                                                     --        (220,000)
Contingent stock payable                                               (2,015,000)             --
                                                                      -----------     -----------
    Net cash provided by financing activities                             530,353       5,074,998
                                                                      -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            9,778      (1,565,904)
CASH AND CASH EQUIVALENTS, BEGINNING                                       43,568       1,684,482
                                                                      -----------     -----------
CASH AND CASH EQUIVALENTS, ENDING                                     $    53,346     $   118,578
                                                                      ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for Interest                                $   766,000     $   144,000
                                                                      ===========     ===========
Cash paid during the year for Income taxes                            $   578,000     $   977,000
                                                                      ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business) as well as IT training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. The Company also formerly provided computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). On June 15, 1999 the Company adopted a plan to dispose of the IMS business through the sale of substantially all of the assets of that business (See Note 3). At September 30, 1999, the Company's continuing operations, headquartered in Bala Cynwyd, Pennsylvania, operated 14 regional offices in twelve states in the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1998 and the notes thereto.

Risks, Uncertainties and Management Estimates

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

Intangible Assets - Goodwill

Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the three months ended September 30, 1999 and 1998 was approximately $101,000 and $216,000, respectively, and for the nine months ended September 30, 1999 and 1998 was approximately $458,000 and $492,000, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. An additional $7,063,000 of goodwill was written off as part of the disposal of the IMS business, and is included in the loss on disposal of IMS in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 1999.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

Earnings Per Share

Basic earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of shares actually outstanding during the applicable period, and reduced by treasury shares held by the Company. The number of shares used in the computation for the nine months ended September 30, 1999 and 1998 were approximately 13,699,000, and 13,536,000, respectively. The number of shares used in the computation for the three months ended September 30, 1999 and 1998 were approximately 13,944,000 and 13,491,000, respectively.

Diluted earnings (loss) per share amounts for the three months and nine months ended September 30, 1999 and 1998 are based on the weighted average number of shares calculated for basic earnings (loss) per share purposes increased by the number of shares that would be outstanding assuming the exercise of all outstanding stock options issued by the Company. The number of shares used in the computation for the nine months ended September 30, 1999 and 1998 were approximately 13,715,000 and 13,553,000, respectively. The number of shares used in the computation for the three months ended September 30, 1999 and 1998 were approximately 13,948,000 and 13,491,000, respectively. Outstanding options to purchase 1,447,550 common shares in 1999 and 1,483,050 common shares in 1998 were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the Company's common shares.

On February 26, 1998 the Company repurchased 40,000 common shares at a price of $5.50 per share, which shares are considered treasury stock.

NOTE 3. DISCONTINUED OPERATIONS

On June 15, 1999 the Company adopted a formal plan to dispose of the Information Management Solutions ("IMS") business. Effective September 30, 1999 substantially all of the net assets of the IMS business were disposed of for total consideration of $4,357,673 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. The December 31, 1998 balance sheet has not been restated. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the respective purchasers consist primarily of accounts payable, accrued expenses, and equipment leases payable.

The loss on disposal of the IMS business of $6,275,056 represents the actual and estimated loss on the disposal of the assets and a provision of $188,000 for expected operating losses during the phase-out period.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 3. DISCONTINUED OPERATIONS (continued)

Operating results of the IMS business for the three and nine months ended September 30, 1999 are shown separately in the accompanying condensed consolidated income statements. The condensed consolidated income statements for the respective periods in 1998 have been restated to present separately the operating results of the IMS business.

Net revenues of the IMS business for the three and nine months ended September 30, 1999 were $206,418 and $7,026,611, respectively. Net revenues for the corresponding periods in 1998 were $6,388,314 and $14,679,024, respectively. These amounts are not included in net revenues in the accompanying condensed consolidated income statements for the respective periods.

NOTE 4. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the bank's prime rate (8.25% at September 30, 1999) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate. Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires May 31, 2003 and is subject to certain covenants which from time to time have been reset by the Bank, including financial covenants requiring certain levels of net worth, debt service ratios, fixed charge coverage and limiting capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

Included in accounts payable and accrued expenses were approximately $1,411,000 and $1,585,000 of bank overdrafts at September 30, 1999 and December 31, 1998, respectively.

NOTE 5. LONG-TERM DEBT

At September 30, 1999 long-term debt consisted of the following:

                                                                                                               September 30, 1999
                                                                                                               ------------------
Note Payable; payable in various monthly installments plus interest at 8%, through March 2000                     $   62,500
Note Payable; payable in 24 monthly installments of $12,500 plus interest at 8%, through March 2000                   62,500
Note Payable; payable in 8 quarterly payments of $102,333 including interest at 8%, through December 2000            482,341

Note Payable; payable in 36 monthly installments of $6,944 plus interest at 8%, through October 2001                 166,667

Capital  lease  obligation;  payable in monthly  installments  of $41,987,  including  interest and taxes, through  March 2002;  and a final  payment of $213,750 in April 2002;  the lease  transfers  ownership  of
certain office equipment to the Company at the end of the lease term                                               1,239,687
                                                                                                                  ----------

                                                                                                                   2,013,695

Less:  Current portion                                                                                              (965,018)
                                                                                                                  ----------
Long-term portion                                                                                                 $1,048,677
                                                                                                                  ==========

                                       8

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 5. LONG-TERM DEBT (continued)

Interest expense charged to operations was approximately $291,000 and $45,000 for the three months ended September 30, 1999 and 1998, respectively, and approximately $552,000 and $70,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

The Company implemented a "Year 2000" compliance program that requires all business units and locations to inventory systems, assess any risk, take required corrective actions, test, and certify compliance with the program. To date all internal systems have been inventoried, risk assessments have been completed, remediation of critical systems has been substantially completed and remediation of non-critical systems is continuing. Testing and validation of all critical systems has been substantially completed. "Year 2000" compliant systems are being implemented in field operations. Management does not expect that total incremental spending by the Company to deal with the "Year 2000" problem will be material. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition. The compliance program requires that contingency plans be developed and validated in the event a critical system fails, and such plans are currently in place. In addition the Company formed a rapid response team to address any operational problems during the "Year 2000" date change period. There can be no assurance whether factors outside the control of the Company, such as systemic electrical failure, might cause its systems to fail.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 8. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

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

During the nine months ended September 30, 1999, the Company granted options to purchase 898,444 common shares at a weighted average exercise price of $1.57 per common share. No options were exercised during the period ended September 30, 1999.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan.

NOTE 9. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the nine months ended September 30, 1999, the Company entered into the following non-cash transactions.

   o entered into certain capital lease arrangements to fund the purchase of equipment in the amount of approximately $345,700
   o recorded the following with respect to the disposition of the IMS segment:
     o reduced contingent stock price payables which were forgiven in the amount of approximately $952,000
     o reduced earnouts payable which were forgiven in the amount of approximately $718,000
     o wrote off approximately $7,063,000 of goodwill

During the nine months ended September 30, 1998, the Company entered into the following non-cash transactions:

  o incurred long-term debt ($890,000) for certain business combinations;

  o recorded goodwill of $4,848,000 in various business combinations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (the "Company") and related notes thereto appearing elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and the Company's Reports on Form 10-Q for the quarters ended March 31, 1999, and June 30, 1999.

OVERVIEW

In January 1999 the Company reorganized its four operating units into two business segments to enable financial analysis that more closely tracks its lines of business. The Company's Contract Placement, Permanent Placement and IT Training operating units were consolidated within the IT Staffing segment. The Information Management Solutions ("IMS") business was the other segment, which the Company adopted a plan to dispose of on June 15, 1999. Through sales occurring in June through August 1999, the Company divested substantially all of the assets of the IMS business. As of September 30, 1999 those assets had been sold for total consideration of approximately $4,358,000 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. The Company incurred a loss on disposal of the IMS business of $6,275,056 (net of tax effect of $1,994,830). Included in such loss was the write off of approximately $7,063,000 of goodwill representing the unamortized balance of goodwill recorded in 1998 when the Company purchased all or substantially all of the business of three IMS companies. Also included in such loss is an estimated loss for operations during the phase out period of approximately $188,000 for the remaining business, which was sold in August 1999.

Operating results of the IMS business for the three and nine months ended September 30, 1999 and 1998 (restated) are shown separately in the accompanying condensed consolidated statements of operations. Net revenues of the IMS business for the three months ended September 30, 1999 and 1998 were approximately $206,000 and $6,388,000 respectively. The IMS business incurred losses from operations in the three months ended September 30, 1999 and 1998 of $219,962 and $655,213, respectively. For the nine months ended September 30, 1999 and 1998 net revenues of the IMS business were approximately $7,027,000 and $14,679,000 respectively. The IMS business incurred losses from operations in the nine months ended September 30, 1999 and 1998 of $2,140,002 and $1,174,841 respectively.

The Company's IT Staffing segment achieved revenue growth of 26.5% for the nine months ended September 30, 1999 compared to the prior year period. This revenue growth was primarily due to increased revenues in offices open over one year, which represented 82% of the increase, as well as to acquisitions and revenues from offices open less than one year. For the three months ended September 30, 1999, the IT Staffing segment achieved revenue growth of 18.4% compared to the prior year period, of which 91% was attributable to offices open over one year and the remainder represented revenues from acquisitions and offices open less than one year. During the first quarter of 1999 the IT Staffing segment relocated its staff from Foxborough, Massachusetts to Providence, Rhode Island to better serve the Providence area. The Company anticipates that the relocation will assist it in continuing to attract and retain experienced staff and enable it to better service its clients.

The following discussion of continuing operations reflects the operations of the IT Segment only.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                THREE MONTHS             NINE MONTHS
                                                             ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                             -------------------      -------------------
                                                             1999          1998        1999          1998
                                                             ----          ----        ----          ----
Net Revenues                                                100.0%        100.0%      100.0%        100.0%
                                                            -----         -----       -----         -----
Cost of Sales  (exclusive of items shown separately
below)                                                       66.1          68.1        66.6          67.4
Selling and Operating                                        17.7          21.3        18.3          19.0
General and Administrative                                   10.8          12.0        11.0          10.7
                                                             ----          ----        ----          ----
Total Costs and Expenses                                     94.6         101.4        95.9          97.1
                                                             ----         -----        ----          ----
Income (Loss) From Continuing Operations                      5.4          (1.4)        4.1           2.9
Interest Income (Expense) and Other, Net                     (1.0)         (0.2)       (0.6)          0.0
                                                            -----         -----        ----           ---
Income (Loss) From Continuing Operations Before
Income Taxes (Benefit)                                        4.4%        (1.6%)        3.5%          2.9%
                                                             ====         =====        ====          ====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenues. Consolidated net revenues increased by 18.4% or approximately $4.4 million to approximately $28.3 million, for the three months ended September 30, 1999 compared to the prior year period. Of such increase approximately $4.0 million, or 91% of the increased revenues, was attributable to offices open over one year. The rate of increase in revenues in offices open over one year was 17.5%. In particular the Company's offices in Bala Cynwyd, Pennsylvania, Edison, New Jersey, Providence, Rhode Island and Raleigh, North Carolina contributed the greatest increases in revenues. Also contributing to the revenue increase was approximately $0.4 million in revenue from businesses acquired during 1998 and from offices opened less than one year. The increased revenue in offices open over one year was due primarily to increased marketing efforts in those markets. In addition the Company's Contract Placement business increased its average hourly billing rate to $56.34 in the quarter ended September 30, 1999 compared to $52.89 for the prior year period, an increase of 6.5%.

Cost of Sales. Consolidated cost of sales increased by 14.9%, or approximately $2.4 million to approximately $18.8 million, for the three months ended September 30, 1999 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 66.1% from 68.1% in the respective comparable periods. In the Contract Placement business cost of sales as a percentage of revenues decreased to 74.3% as of September 30, 1999 compared to 78.1% the prior year period. This decrease was attributable to increased marketing efforts focusing on higher margin services. Also contributing to the decline in cost of sales as a percentage of revenues was an increase in revenue for the Permanent Placement business that has no cost of sales, to approximately $3.1 million for the three months ended September 30, 1999 compared to approximately $3.0 million in the prior year period.

Selling and Operating. Consolidated selling and operating expenses decreased by 1.6%, or approximately $80,000 to approximately $5.0 million, for the three months ended September 30, 1999 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 17.7% from 21.3% for the three months ended September 30, 1999 compared to the prior year period. The decrease in selling and operating expenses as a percentage of consolidated net revenues was primarily due to management's efforts to control costs, particularly in areas of "discretionary" spending such as advertising, office supplies, and travel and entertainment expenses. An unanticipated refund of approximately $108,000 of prior period workman's compensation insurance premiums based on final payroll audits also lowered selling and operating expense in the quarter ended September 30, 1999. Management does not anticipate refunds of this magnitude in future periods.

General and Administrative. Consolidated general and administrative expenses increased 6.9%, or approximately $200,000 to approximately $3.1 million, for the three months ended September 30, 1999 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff and administrative personnel to better service the increased business. However, general and administrative expenses as a percentage of consolidated net revenues decreased to 10.8% from 12.0% for the three months ended September 30, 1999 compared to the prior year period. This decrease reflects management's efforts to maintain cost increases at lower rates than revenue increases. Additionally, in the quarter ended September 30, 1998 the Company incurred certain start up costs for new offices, which costs were not repeated in the quarter ended September 30, 1999. The Company believes that the budgetary process and controls implemented for 1999 will assist in reducing future increases in general and administrative expenses.

Other. Other expense represents primarily interest expense net of interest income. Interest expense was approximately $291,000 and $45,000 for the three months ended September 30, 1999 and 1998, respectively. Interest income was approximately $0 and $2,000 for the three months ended September 30, 1999 and 1998, respectively. This increase in interest expense and decrease in interest income was attributable to the Company's use of its short-term investments and its bank borrowings to fund the expansion of the business through both acquisitions and opening of offices in 1998.

Income Taxes. The effective tax rates for the three months ended September 30, 1999 and 1998 are higher than the applicable federal statutory tax rate of 34% primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenues. Consolidated net revenues increased by 26.5%, or approximately $18.2 million to approximately $86.7 million, for the nine months ended September 30, 1999 compared to the prior year period. Of such increase approximately $14.9 million, or 82% of the increased revenues, was attributable to offices open over one year. The rate of increase in revenues in offices open over one year was 22.3%. Also contributing to the increased revenues was approximately $3.3 million in revenue from businesses acquired in 1998 and offices open less than one year. Of the offices open over one year, the Company's offices in Bala Cynwyd, Pennsylvania, Edison, New Jersey, and the National division located in Providence, Rhode Island contributed the greatest increases in revenues. Such increases were attributable to increased marketing efforts in those markets. In addition, the Company's Contract Placement business increased its average hourly billing rate to $55.32 in the nine months ended September 30, 1999 compared to $50.72 in the prior year period, an increase of 9.1%.

Cost of Sales. Consolidated cost of sales increased by 24.9%, or approximately $11.5 million to approximately $57.7 million, for the nine months ended September 30, 1999 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 66.6% from 67.4% in the respective comparable periods. In the Company's Contract Placement business, cost of sales as a percentage of its revenue decreased to 75.5% from 77.6% primarily as a result of the Contract Placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the Permanent Placement business, which has no cost of sales.

Selling and Operating. Consolidated selling and operating expenses increased by 21.6%, or approximately $2.8 million to approximately $15.9 million, for the nine months ended September 30, 1999 compared to the prior year period. Of the approximately $2.8 million increase in consolidated selling and operating expense, approximately $1.7 million, or 60.0%, was due to businesses acquired in 1998 and to offices open less than one year. Selling and operating expenses as a percentage of consolidated net revenues decreased to 18.3% from 19.0% for the nine months ended September 30, 1999 compared to the prior year period. The increase in the amount of selling and operating expenses was primarily due to increased salary and commissions paid on the increased revenues as well as higher costs associated with businesses acquired in 1998 and offices open less than one year. The Company also incurred losses of approximately $209,000 on accounts receivable deemed uncollectible in the period ended September 30, 1999, which increased its bad debt expense.

General and Administrative. Consolidated general and administrative expenses increased 30.9%, or approximately $2.3 million to approximately $9.6 million, for the nine months ended September 30, 1999 compared to the prior year period. Of the approximately $2.3 million increase, approximately $835,000 relates to businesses acquired and offices open less than one year. General and administrative expenses as a percentage of consolidated net revenues increased to 11.0% from 10.7% for the nine months ended September 30, 1999 compared to the prior year period. Contributing to this increase was the expansion of the Company's corporate staff and additional administrative personnel to better service the expanded business. In addition, the amortization of goodwill increased by $61,000 in the nine months ended September 30, 1999 compared to the prior year period due to a full nine months of amortization of goodwill from the acquisitions completed at the end of the first quarter of 1998. Rent expense increased by approximately $505,000 for the nine months ended September 30, 1999 compared to the prior year period, due primarily to expanded space in Needham, Massachusetts, Providence, Rhode Island, and Bala Cynwyd, Pennsylvania offices as well as a full nine months rent expense for the businesses acquired in early 1998. The Company incurred losses of approximately $181,000 in connection with the disposal and upgrading of computer equipment that was replaced by new equipment the Company is installing to improve its database information system utilized by salespeople and recruiters. The Company believes that the budgetary process and controls implemented for 1999 will assist in reducing future increases in general and administrative expenses.

Other. Other expense represents primarily interest expense, net of interest income. Interest expense was approximately $552,000 and $70,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest income was approximately $4,000 and $84,000 for the nine months ended September 30, 1999 and 1998, respectively. This increase in interest expense and decrease in interest income reflects the Company's use of its short term investments in 1998 and its bank borrowings in 1999 to fund the expansion of the business through both acquisitions and opening of offices in 1998.

Income Taxes. The effective tax rates for the nine months ended September 30, 1999 and 1998 are higher than the applicable federal statutory tax rate of 34% primarily due to the Company's state tax liabilities and certain expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund its working capital requirements as well as to fund the cost of its acquisitions, and as of September 30, 1999 approximately $11.9 million was owed on the line. The Company typically maintains minimal cash balances, as reflected in the balance of approximately $53,000 as of September 30, 1999. The Company redeemed its short-term investments of approximately $5.5 million during the first quarter of 1998 and used the proceeds for acquisitions.

The Company used approximately $2.5 million cash in operations in the nine months ended September 30, 1999 compared to cash generated from operations of $2.9 million for the nine months ended September 30, 1998. This result is primarily attributable to an increase in accounts receivable due to increased revenues, and the redemption of the short term investments mentioned above. Additionally, the Company incurred a net loss, excluding the loss on disposal of the IMS segment, of approximately $385,000 in the nine months ended September 30, 1999 as compared to a profit of approximately $11,000 in the prior year period.

Cash purchases of fixed assets for the nine months ended September 30, 1999 were approximately $803,000 compared to purchases of approximately $2.5 million in the comparable period in the prior year. This decrease reflects management's implementation of stricter capital expenditures budgeting. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, and the furnishing of new office facilities. In the nine months ended September 30, 1999 the Company received approximately $2.8 million in cash proceeds from the disposition of the IMS business. In the nine months ended September 30, 1998 the Company used $6.9 million to complete all of its acquisitions and an additional $477,000 to repay the bank debts assumed in two of its acquisitions.

The Company borrowed approximately $1.9million through its line of credit and overdraft proceeds facilities in the nine months ended September 30, 1999, compared to borrowings of approximately $6.4 million in the nine months ended September 30, 1998. In the nine months ended September 30, 1999 the Company paid approximately $2.0 million related to its guarantee that common shares issued in connection with two of its acquisitions would equal or exceed a specified price at the anniversary date of the issuance. Additional amounts may be payable in the future to meet similar guaranties that have been reflected in "Other Liabilities" on the September 30, 1999 accompanying condensed consolidated balance sheet. However, there can be no assurance that the Company may not be required to make payments in excess of the amount accrued. The Company also completed a sale/lease back of certain of its fixed assets with PNC Leasing Corp., an affiliate of PNC Bank, N.A. in the nine months ended September 30, 1999. The lease obligation is approximately $1.4 million repayable in 36 equal monthly rental payments. In the nine months ended September 30, 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the acquisition of the IT Training business, and repurchased 40,000 common shares (accounted for as treasury stock), at a price of $5.50 per share from the sellers of the IT Training business.

Since April 24, 1998, the Company has had availability under a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of September 30, 1999 the Company had approximately $11.9 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-Bank Offered Rate ("LIBOR"). At September 30, 1999 the Company was in violation of certain of its covenants including Tangible Net Worth and Ratio of Cash Flow Coverage, which the Bank has waived.

The Company anticipates that its primary uses of capital in future periods will be to fund increases in accounts receivable, to support internal growth by financing new offices, and to finance additional acquisitions. The Company believes that its Line of Credit, or other credit facilities, which may be available to the Company in the future, will be sufficient to meet the Company's capital needs for at least the next twelve months.

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

The Company implemented a "Year 2000" compliance program that requires all business units and locations to inventory systems, assess any risk, take required corrective actions, test, and certify compliance with the program. To date all internal systems have been inventoried, risk assessments have been completed, remediation of critical systems has been substantially completed and remediation of non-critical systems is continuing. Testing and validation of all critical systems has been substantially completed. "Year 2000" compliant systems are being implemented in field operations. Management does not expect that total incremental spending by the Company to deal with the "Year 2000" problem will be material. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition. The compliance program requires that contingency plans be developed and validated in the event a critical system fails, and such plans are currently in place. In addition the Company formed a rapid response team to address any operational problems during the "Year 2000" date change period. There can be no assurance whether factors outside the control of the Company, such as systemic electrical failure, might cause its systems to fail.

FORWARD LOOKING INFORMATION

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. A non-exclusive list of factors that may affect future performance can be found in the Company's Report on Form 10-K for the year ended December 31, 1998 and in the Company's Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in routine litigation incidental to the conduct of its business, but does not believe that any of the litigation to which it is currently a party will have a material adverse effect on its business or financial condition.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

             Exhibit No.     Description of Document

                11.1         Statement re Computation of Earnings Per Share.

                27.1         Financial Data Schedule.

         (b) One report was filed pursuant to Item 2 thereof by the Registrant on Form 8-K during the quarter ended September 30, 1999 on August 16, 1999 related to the Disposition by Judge Imaging Systems, Inc. of substantially all of its assets, subject to certain liabilities effective June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Dated: November 12, 1999

       THE JUDGE GROUP, INC.                         THE JUDGE GROUP, INC.
       /s/Robert G. Alessandrini                     /s/Martin E. Judge, Jr.
          -------------------------                     ------------------------
       Chief Financial Officer                       Chairman of the Board and
                                                     Chief Executive Officer