Form 10-K
period 1999-12-31
JUDGE GROUP INC
filed 2000-03-29
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the Fiscal Year Ended December 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                                 JUDGE.com, INC.
                        (formerly The Judge Group, Inc.)
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 2000, the approximate aggregate market value of the voting stock held by non-affiliates of the Registrant was $24,064,920 based on the closing sales price of $3.00 of the Registrant's Common Stock on the NASDAQ Stock Market.

         As of March 15, 2000, 13,940,651 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
           Certain portions, as expressly described in this Report, of the Registrant's Proxy Statement for the 2000 Annual Meeting of the stockholders, to be filed within 120 days of December 31, 1999, are incorporated by reference into Part III, Items 10 - 13, of this Report.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                     PART I

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS - FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.


ITEM 1. BUSINESS

GENERAL

      Judge.com, Inc. (the "Company") (formerly The Judge Group, Inc.), incorporated in Pennsylvania in June 1970, services the information technology ("IT") and engineering needs of its clients by providing IT and engineering personnel on both a temporary contract basis ("technical consultants") and on a permanent basis, and by providing standard and customized IT training for established and emerging software applications.

      The Company provides technical consultants skilled in a variety of fields, such as software applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet/Web-Site design, project consulting, project management, and Help Desk management. Technical consultants are provided on a nationwide basis through the Company's National Division, and on a regional and local level through a network of 11 offices in 10 states. The Company maintains a database of approximately 170,000 technical consultants, and in 1999 provided over 1,850 technical consultants to approximately 650 clients.

      The Company provides IT and engineering personnel on a permanent basis to clients nationwide through a network of 8 offices in 7 states, and maintains a database of approximately 180,000 candidate professionals. In 1999 the Company placed 995 candidates with more than 480 clients.

      The Company provides training on a range of software and network applications to the Company's technical consultants and in-house personnel, as well as to corporate, governmental, and individual clients. It currently offers licensed diploma courses, certificate courses, and more than 130 open-enrollment courses, either in its own computer labs or at client locations. In addition to expanding the Company's range of technical service offerings, the training business assists the Company in identifying emerging technologies and integrating such technologies into its organization.

      In February 2000 the Company announced a new service of on-line recruiting through a website which contains both on-line resumes and job postings. This service is intended to provide a regional job board specifically tailored to the IT industry. Initially the Company is offering the service in its headquarters region, and plans to expand this targeted service on a regional basis throughout the United States.

           In January 1999 the Company reorganized its four operating units into two business segments to enable financial analysis that more closely tracks its lines of business. The Company's Contract Placement, Permanent Placement and IT Training operating units were consolidated within the IT Staffing segment. The Information Management Solutions ("IMS") business was the other segment, which the Company adopted a plan to dispose of in June 1999. The IMS business had provided computer network and document management system integration, implementation, maintenance and training. Through sales occurring in June through August 1999, the Company divested substantially all of the assets of the IMS business. The results of operations of the IMS business are shown separately in the accompanying consolidated statements of operations as "loss from discontinued operations".


CONTINUING OPERATIONS

      The Company has provided IT and engineering personnel on a permanent basis since the Company was founded in 1970. Permanent placements generated revenues of $8.6 million, $11.2 million, and $12.5 million in 1997, 1998 and 1999 respectively, representing 10.4%, 11.7%, and 11.0% of total Company revenues for the respective periods. The Company provides IT and engineering personnel on a permanent basis nationwide through its regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Tampa, Florida; Needham, Massachusetts; Dallas, Texas; Atlanta, Georgia; and Chicago, Illinois. The Texas, Georgia, and Illinois locations were added through an acquisition in 1998, while the Massachusetts location was a new operation in 1998 sharing office space in the location where the Company has previously provided contract placements. In early 2000 the Company began providing permanent placement services from its Jacksonville, Florida office, which was initially opened to provide contract placements. A significant portion of the Company's engineering placements are in food related industries and, to a lesser extent, the pharmaceutical industry. The Company maintains a database of over 180,000 engineering and IT candidate professionals, and in 1999 it placed 995 professionals with more than 480 clients. As compensation for its service, the Company receives a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves such position during a standard period (typically thirty days).

      In 1986 the Company began to provide technical consultants on a temporary contract basis, which generated revenue of $70.6 million, $81.6 million and $98.7 million in fiscal 1997, 1998 and 1999 representing 86.0%, 85.7% and 86.8%
of the Company's consolidated net revenues in those periods, respectively. The Company provides IT, engineering and other professional consultants on a contract basis to organizations with complex technology and staffing needs through its regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Alexandria, Virginia; Needham, Massachusetts; Providence, Rhode Island; Walled Lake, Michigan; Raleigh and Charlotte, North Carolina; Nashville, Tennessee; Jacksonville, Florida; and nationally through its National Division based in Providence. In early 2000 the Company began to provide technical consultants in its Atlanta, Georgia office, which had previously provided only permanent placements. The Company maintains a database of approximately 170,000 technical consultants, and in 1999 placed over 1,850 consultants with approximately 650 clients. Typical engagements range in duration from six to twelve months, though some of the Company's technical consultants have been performing services for its clients for a period of more than seven years. The Company's technical consultants and independent contractors often work jointly with clients' in-house IT personnel. This aspect of the Company periodically experiences diminished revenue growth in the fourth quarter due to the effect of the Thanksgiving and Christmas holidays. Further, revenues can be depressed in the first quarter due to the effect of winter weather which can prevent contractors from performing billable services.

      The majority of the Company's contract business is derived from providing technical consultants skilled in IT and software engineering. In addition to staff augmentation, the Company provides project consulting services, which can include project management, workflow analysis, database design, custom software applications and system integration. In a project management engagement, which can be on either a fixed fee or a time and material basis, the Company will typically oversee an entire IT project from inception to completion, utilizing technical consultants with specialty skills in the relevant technologies.

       The Company has expanded the type of skilled personnel its contract placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. During 1999 the Company increased the hiring of technical consultants as "bench employees", which are full time Company employees that receive lower hourly rates than technical consultants that are retained on a per job basis. Bench employees are paid their hourly rate even if they are not billed to a client. The use of bench employees increases the Company's profit margin due to the lower hourly rate paid the employee. However, there would be an adverse effect on net income if bench employees were not fully occupied for clients. In the past the Company has focused its efforts on attracting and placing contractors with more specialized skills thereby enabling the Company to achieve higher margin placements.

      Originally established in 1991, the National Division provides both engineering and IT personnel on a contract basis nationwide, primarily to larger national corporations. Revenue attributable to the National Division was $11.3 million, $12.4 million, and $13.6 million in 1997, 1998, and 1999, respectively, representing 13.8%, 13.0% and 12.0% of total Company revenues for the respective periods.

      The Company has provided IT training since September 1996, when it acquired an IT training business. It provides training in a variety of software and network applications and generated revenue of $3.2 million, $3.0 million, and $3.1 million in 1997, 1998, and 1999, respectively, which represented 3.9%, 3.1%, and 2.7% of the Company's consolidated net revenues during such periods, respectively. The Company provides IT training services at its facility in Bala Cynwyd, Pennsylvania and at various off-site locations. The Company delivers certified training for all Microsoft products at its location. It provides custom IT training for clients across all hardware and software platforms, dependent on the needs and requirements of the client. The IT training business is an authorized training center for many major software manufacturers, including Microsoft Corporation, Adobe Systems Incorporated, Quark, Inc., Core Corporation, and Claris Corporation, and is also an approved Apple Training Alliance Center. The Company is a Microsoft Solutions Provider and Certified Technical Education Center. The Company's diploma programs in Desktop Publishing, Business Software, Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veterans' education by the U.S. Veterans Administration. The Company frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

DISCONTINUED OPERATIONS

       In June 1999 the Company adopted a plan to dispose of the IMS business. Through sales occurring in June through August 1999, the Company divested substantially all of the assets of the IMS business. As of December 31, 1999 those assets had been sold for total consideration of approximately $4,358,000 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. The Company incurred a loss on disposal of the IMS business of $6,275,056 (net of tax effect of $1,994,830). Included in such loss was the write off of approximately $7,063,000 of goodwill representing the unamortized balance of goodwill recorded in 1998 when the Company purchased all or substantially all of the business of three IMS companies. Also included in such loss is an estimated loss for operations during the phase out period of approximately $134,000 for the remaining business, which was sold in August 1999.

         Operating results of the IMS business for the years ended December 31, 1999, 1998, and 1997 are shown separately in the accompanying consolidated statements of operations. Net revenues of the IMS business for the years ended December 31, 1999, 1998, and 1997 were approximately $7,027,000, $19,280,000 and
$16,443,000, respectively.

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

CUSTOMERS

      The primary industries served by the Company include financial services, manufacturing, software/computers, government, and pharmaceutical. In 1999, no customer accounted for more than 10% of the Company's consolidated revenues.

COMPETITION

      The IT professional services industry is highly competitive and fragmented on the local, regional and national levels. The Company believes that some of its competitors are, or will soon be, offering the full range of technical staffing and training services that the Company currently provides. In addition, many companies offer one or more of the Company's services in all of the geographical markets in which the Company currently operates. Many of the Company's competitors have significantly greater name recognition and financial, technical and other resources and generate greater revenues and profits than the Company.

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

            Within the IT training industry, there is competition among the available training methods, such as instructor-led training versus computer-based training. With the instructor-led training methods, some of the major software and equipment manufacturers maintain their own training programs for both internal training and public training. The Company believes its established library of courses and proprietary course materials that can be updated (or customized for a particular customer) provide it with a competitive advantage. Moreover, the Company believes that the diversity of its course offerings, the quality of its personnel, its flexibility in the locations at which it provides its services and its ability to recognize emerging technologies and develop the requisite courses responsive thereto, permit it to remain competitive with others in the marketplace. The Company competes in the IT training business on the basis of its pricing, perceived quality and breadth of course offerings.

REGULATION

      The Company's operations, as currently conducted, are subject to governmental regulation in the State of New Jersey, where the Company's Permanent Placement business is a licensed employment agency, and its Contract Placement business has registered with the Temporary Help Service Section of the Bureau of Employment and Personnel Services, part of the Division of Consumer Affairs of the Department of Law and Public Safety and in Massachusetts where its Contract Placement business is registered as a service firm with the Massachusetts Department of Labor and Workforce Development. Compliance with such New Jersey and Massachusetts regulations has not and is not expected to have a material effect on the Company's business. The Company is unaware of any other jurisdictions in which its operations are subject to material governmental regulation.

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

EMPLOYEES

      As of December 31, 1999, the Company had 302 full-time, non-consultant, employees. On that date, there were also approximately 775 IT consultants working on full-time assignments for the Company's clients, of which approximately 84% were treated as employees of the Company and 16% were treated as independent contractors for federal and state tax purposes. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

The Company does not own any real property. The Company has leased offices in the following locations:


                                      SQUARE              LEASE                       SERVICES OFFERED AS OF
           OFFICE                      FEET              EXPIRATION                      DECEMBER 31, 1999
           ------                      ----              ----------                      -----------------
Bala Cynwyd, Pennsylvania            36,200           October 31, 2002       Contract Placement; Permanent Placement;
                                                                                            IT Training
Providence, Rhode Island              7,000             March 30, 2004                   Contract Placement
Edison, New Jersey                   11,800           February 28, 2006       Contract Placement; Permanent Placement
Alexandria, Virginia                  3,900           December 31, 2000                 Contract Placement
Tampa, Florida                        6,900             May 31, 2003                    Permanent Placement
Needham, Massachusetts                7,000            March 31, 2005         Contract Placement, Permanent Placement
Walled Lake, Michigan                 4,000            August 31, 2001                  Contract Placement
Alpharetta, Georgia                   4,800          September 30, 2003                 Permanent Placement
Arlington, Texas                      1,100           November 30, 2000                 Permanent Placement
Downers Grove, Illinois               2,700           October 31, 2001                  Permanent Placement
Jacksonville, Florida                 2,600          September 30, 2001                 Contract Placement
Durham, North Carolina                2,000          September 30, 2001                 Contract Placement
Nashville, Tennessee                  1,100           December 31, 2000                 Contract Placement
Charlotte, North Carolina          Shared space        April 30, 2001                   Contract Placement

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Report, there are no legal proceedings pending against the Company which management believes will have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company's Common Shares, $0.01 par value per share, are traded on The NASDAQ National Stock Market under the symbol JUDG. The closing quotation for the Company's Common Shares on March 15, 2000 was $3.00. At March 15, 2000, there were 202 shareholders of record of the Company's Common Shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's Common Shares for the periods indicated:

                                                         Price Range
                                                         -----------
                                               High                       Low
                                               ----                       ---
           Fiscal 1998
              First Quarter                   $ 5.750                   $ 3.938
              Second Quarter                  $ 6.875                   $ 4.375
              Third Quarter                   $ 5.188                   $ 2.000
              Fourth Quarter                  $ 3.438                   $ 1.750
           Fiscal 1999
              First Quarter                   $ 2.313                   $ 1.250
              Second Quarter                  $ 1.969                   $ 1.344
              Third Quarter                   $ 1.688                   $ 0.969
              Fourth Quarter                  $ 1.813                   $ 0.938

      The Company has never paid any cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future and is prohibited from doing so under the terms of its primary credit facility. The Company's ability to pay dividends on its Common Shares is further dependent on the earnings and cash flow of its operating subsidiaries and the availability of such cash flow to the Company.

      The Company issued the following unregistered shares of its $0.01 par value common stock in separate transactions related to its acquisitions pursuant to Section 4(2) of the Securities Act:

      June 3, 1999 OnSite Solutions earnout, 443,071 shares for consideration of $932,200

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated operating statement and balance sheet data for the periods indicated. Operating statement data has been restated to reflect the discontinued operations. The selected consolidated operating statement and balance sheet data at and for each of the five fiscal years presented below are derived from the Company's audited Consolidated Financial Statements. This data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the Company's Consolidated Financial Statements included herein.

                                                                 YEARS ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS
DATA                                            1999           1998            1997            1996            1995
                                                ----           ----            ----            ----            ----
                                                           (In thousands, except per share data)
Net revenues                                 $113,705         $95,218        $ 82,083        $ 68,157       $ 54,600
Cost of sales (exclusive of items shown
separately below)                              75,570          64,316          57,616          49,446         40,838
Selling and operating expenses                 20,563          18,874          12,190          11,075          8,237
General and administrative expenses            12,535          10,189           5,931           4,523          3,715
                                              -------         -------        --------        --------       --------
  Total costs and expenses                    108,668          93,379          75,737          65,044         52,790
                                              -------         -------        --------        --------       --------
Income before non-recurring charges             5,037           1,839           6,346           3,113          1,810
Non-recurring charges                               0          (1,019)              0               0              0
Interest income (expense), net                   (816)            (60)            141            (642)          (479)
Other income                                        0               0              29               0              8
                                              -------         -------        --------        --------       --------
Income before income taxes                      4,221             760           6,516           2,471          1,339
Income tax expense                              1,877             752           2,373             939            588
Minority interest income                            0               0               0            (888)            (7)
                                              -------         -------        --------        --------       --------
Income from continuing operations               2,344               8           4,143           2,420            758
Loss from discontinued operations              (2,153)         (5,125)         (1,431)         (1,513)          (272)
Loss on disposal of discontinued
operations                                     (6,275)              0               0               0              0
                                              -------         -------        --------        --------       --------
Net income (loss)                             ($6,084)        ($5,117)         $2,712            $907           $486
                                              =======         =======        ========        ========       ========
Income from continuing operations per
Common Share (1)(2) : Basic                    $ 0.17          $ 0.00          $ 0.32          $ 0.29         $ 0.09
                                              =======         =======        ========        ========       ========
                      Diluted                  $ 0.17          $ 0.00          $ 0.32          $ 0.27         $ 0.09
                                              =======         =======        ========        ========       ========

Loss from discontinued operations:
                      Basic                   ($ 0.15)        ($ 0.38)        ($ 0.11)        ($ 0.19)       ($ 0.03)
                                             ========        ========        ========        ========       ========

                      Diluted                 ($ 0.15)        ($ 0.38)        ($ 0.11)        ($ 0.17)       ($ 0.03)
                                             ========        ========        ========        ========       ========
Basic and Diluted loss from disposal of
discontinued operations                       ($ 0.46)         $ 0.00          $ 0.00          $ 0.00         $ 0.00
                                              =======         =======        ========        ========       ========
Basic and Diluted net income (loss)           ($ 0.44)        ($ 0.38)         $ 0.21          $ 0.10         $ 0.06
                                              =======         =======        ========        ========       ========
Basic weighted average shares (1)              13,761          13,458          12,761           8,473          8,416
                                              =======         =======        ========        ========       ========
Diluted weighted average shares(2)             13,797          13,458          12,826           9,114          9,114
                                              =======         =======        ========        ========       ========

                                                                        AS OF DECEMBER 31,
BALANCE SHEET DATA:                                    1999           1998          1997           1996          1995
                                                       ----           ----          ----           ----          ----
                                                                           (Dollars in thousands)
Working capital                                    $ 14,181       $ 12,213      $ 18,525        $ 8,253       $ 5,567
Total assets                                         35,086         47,885        31,934         21,969        11,632
Notes payable, including current portion(3)           9,689          9,882             0         10,161         5,368
Other long-term obligations, including
current portion                                       2,135          1,996           355          3,105         1,755
Shareholders' equity                                 16,006         23,081        26,274          1,122           391

(1) All per share and share amounts reflect a 52.6 for 1.0 stock split, which occurred in September 1996.

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

OVERVIEW

         In January 1999 the Company reorganized its four operating units into two business segments to enable financial analysis that more closely tracks its lines of business. The Company's Contract Placement, Permanent Placement and IT Training operating units were consolidated within the IT Staffing segment. The Information Management Solutions ("IMS") business was the other segment, which the Company adopted a plan to dispose of in June 1999. Through sales occurring in June through August 1999, the Company divested substantially all of the assets of the IMS business. As of December 31, 1999 those assets had been sold for total consideration of approximately $4,358,000 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. The Company incurred a loss on disposition of the IMS business of $6,275,056 (net of tax effect of $1,994,830). Included in such loss was the write-off of approximately $7,063,000 of goodwill representing the unamortized balance of goodwill recorded in 1998 when the Company purchased all or substantially all of the business of three IMS companies. Also included in such loss is an estimated loss for operations during the phase out period of approximately $134,000 for the remaining business, which was sold in August 1999.

      Operating results of the IMS business for the years ended December 31, 1999, 1998, and 1997 are shown separately in the accompanying consolidated statements of operations. Net revenues of the IMS business for the years ended December 31, 1999, 1998, and 1997 were approximately $7,027,000, $19,280,000 and
$16,443,000, respectively.

      As a result of the loss on disposition of the IMS business, and the operating losses in the discontinued IMS operations, the Company experienced a net loss of $6.1 million, or $0.44 per common share, in 1999 compared to a net loss of $5.1 million, or $0.38 per common share, in 1998. Income from continuing operations was $2.3 million, or $0.17 per common share, in 1999 compared to $8,000, or $0.00 per common share, in 1998.

ACQUISITIONS

      In 1998, the Company implemented a strategy to accelerate its growth through the addition of new services, geographic expansion and strategic acquisitions. The Company aggressively pursued that strategy by acquiring all or substantially all of the business of two Contract Placement firms, one Permanent Placement firm, and three Information Management Solutions firms. In 1999, as part of the disposition of the IMS business, the three Information Management Solutions firms were sold. The table below presents information regarding the remainder of the Company's acquisitions in 1998:

               Description                      Purchase Price (1)          Effective Date          Business Segment
               -----------                      ------------------          --------------          ----------------
Asset purchase of Information Systems      $6,790,000 in notes, cash,        March 5, 1998      Contract Placement
Inc., an IT contract placement firm in     and Company stock
the Detroit, Michigan area

Asset purchase of Cella Associates of      $1,529,000 in cash and           March 31, 1998      Permanent Placement
Atlanta, Inc., a permanent placement       Company stock
firm with offices in Georgia,
Connecticut, Illinois and Texas

Asset purchase of Tech Stars, Inc. an      $1,331,000 in cash, notes        October 12, 1998    Contract Placement
IT placement business with offices in      and Company stock
Tennessee and North Carolina

(1) Includes amounts paid in 1999 based on the business attaining certain pre-tax income amounts in the period ended December 31, 1998.

      The Company made no acquisitions in 1999.

NEW OFFICES

      In early 1999, upon expiration of the Foxborough, Massachusetts lease, the Company's Providence regional operation and the National Division moved into new facilities in Providence, Rhode Island.

REVENUES

      The Company's contract placement revenues are derived from professional service activities, primarily the placement of skilled IT, engineering and professional personnel whose work is billed at an hourly rate. An engagement of the Company's technical consultants typically lasts from six to 12 months. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. For the year ended December 31, 1999, total hours billed were 1,647,103, with an average billing rate of $55.27, compared to total hours billed of 1,485,616 with an average billing rate of $50.69 for the prior year period. The Company believes that the increase in the average billing rates for its technical consultants has resulted from an increased demand for skilled and experienced technical consultants and to its intentional focus on making higher level IT placements. Cost of sales in the contract placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist primarily of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation.

      The Company's permanent placement revenues are generated from one-time fees received upon successful placements of engineering and IT professionals with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 33% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a guarantee period (typically 30 - 90 days). The permanent placement business placed 995 professionals with an average placement fee of $12,350 in 1999, compared to 895 professionals placed with an average placement fee of $12,320 for the prior year period. The increase in placements was directly attributable to offices acquired or opened in 1998, which provided 205 placements in 1999 compared to 107 placements in 1998. No cost of sales is recorded in the permanent placement business.

      The Company's IT training business provides training in a variety of software and network applications. Tuition and fee revenues are recognized generally when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues. The IT training business provides its services at its facility in Bala Cynwyd, Pennsylvania and at various off-site locations. The Company frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

BUSINESS STRATEGY

      The Company's business objectives are to increase market share in existing markets by offering additional services, such as its regional website for on-line recruiting and job posting; to increase cross-selling opportunities by offering all of its services in each location; and to continue to strengthen its market position, by expansion through internal growth. The Company continues to pursue cost controls originally put in place in 1998, by reevaluating its current operating practices to find ways to improve the productivity of its personnel. In 1999 the Company continued a focused strategic planning and budgeting process resulting in a 2000 internal operating plan that attempts to increase revenues approximately 20%, while controlling costs, and returns the Company to profitability. However, this plan is subject to many factors and contingencies, and the Company may not be able to realize this goal. A part of the increase in revenues includes a planned expansion of the sales and recruiting staffs. The internal operating plan more closely ties management's compensation to its ability to meet revenue and profit goals. If the Company is able to achieve its internal operating plan, which relies upon certain assumptions including, but not limited to, its ability to increase sales and recruiting staffs in the contract placement and permanent placement businesses, and to maintain strict cost controls in all of its operating units, the Company believes it can achieve earnings before interest and taxes of approximately 5.0% of its revenues. Failure to achieve the aforementioned assumptions as well as other factors could prevent the Company from achieving these goals, which are Forward-Looking statements. See "Forward-Looking Information" herein for additional factors that could materially alter the Company's ability to meet this objective and its other operational goals in 2000.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                               1999               1998                1997
                                                                               ----               ----                ----
Net Revenues                                                                 100.0%             100.0%              100.0%
                                                                             ------             ------              ------
Cost of Sales (Exclusive of items shown separately below)                     66.5%              67.5%               70.2%
Selling and Operating Expenses                                                18.1%              19.8%               14.9%
General and Administrative Expenses                                           11.0%              10.8%                7.2%
                                                                             ------             ------              ------
Total Costs and Expenses                                                      95.6%              98.1%               92.3%
                                                                             ------             ------              ------
Income before Non-recurring Charges and Other Items                            4.4%               1.9%                7.7%
Non-recurring Charges                                                          0.0%              (1.1%)               0.0%
Other income (expense), net                                                   (0.7%)             (0.0%)               0.2%
                                                                             ------             ------              ------
Income From Continuing Operations before Income Taxes                          3.7%               0.8%                7.9%
                                                                             ======             ======              ======

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


Net Revenues. Consolidated net revenues from continuing operations increased by $18.5 million, or 19.4%, for the year ended December 31, 1999 compared to the prior year period. Of such increase $17.1 million, or 93% of the increase, was attributable to the Company's contract placement business. The contract placement business generated revenues of $98.7 million for the year ended December 31, 1999, a 21% increase over revenues of $81.6 million in the prior year period. Such increase resulted primarily from increased marketing efforts in the Company's offices that offer contract placement services, as well as approximately $2.8 million in increased revenues reflecting a full year of operations in offices opened or acquired during 1998. The Company's permanent placement business generated revenues of $12.5 million in 1999, an increase of $1.3 million, or 11.3%, over 1998 revenues of $11.2 million. Approximately $500,000 of such increase reflects the full year operations of offices opened or acquired in 1998, and the remainder is attributable to increased marketing efforts in the offices that offer permanent placement services. The IT training business increased revenues approximately $100,000, or 6%, from $3.0 million in 1998 to $3.1 million in 1999.

        Revenues from discontinued operations were $7.0 million in 1999 compared to $19.3 million in 1998. These amounts are not included in consolidated net revenues from continuing operations. The loss from discontinued operations, net of tax benefits, was $8.4 million in 1999, consisting of a loss from operations of $2.1 million and a loss on disposal of $6.3 million, compared to $5.1 million loss from discontinued operations in the prior year period.

Cost of Sales. Consolidated cost of sales increased by $11.3 million, or 17.5%, for the year ended December 31, 1999 to $75.6 million from $64.3 million in the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 66.5% from 67.5% in the respective periods. In the Company's contract placement business cost of sales as a percentage of its net revenues decreased to 75.4% for the year ended December 31, 1999 from 77.4% for the prior year period. Such decrease was primarily a result of an increased focus on higher margin services in all of the Company's offices that offer contract placement services. The decrease in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in net revenue from the permanent placement business, the expenses for which are not included in cost of sales, but are included in other expense categories. The Company's IT training business contributed approximately $1.6 million in expenses included in cost of sales, a decrease of approximately $76,000 from the prior year period.

Selling and Operating. Consolidated selling and operating expenses increased by approximately $1.7 million, or 9.0%, for the year ended December 31, 1999 to $20.6 million from $18.9 million in the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 1999 decreased to 18.1% from 19.8% in the prior year period. This decrease was due primarily to management's efforts to control costs in areas such as office supplies, travel and entertainment, and advertising. In the Company's contract placement business selling and operating expenses increased approximately $2.3 million, or 25.2%, over the prior year period of which $1.3 million reflected full year operations of offices opened or acquired in 1998. In the Company's permanent placement business selling and operating expenses decreased approximately $0.3 million, or 3.8%, over the prior year period due to management's efforts to control costs in the areas mentioned above. In the Company's IT training business selling and operating expenses decreased approximately $0.2 million, or 16.3% over the prior year period. Such decrease was attributable to management's efforts to control costs in the areas mentioned above.

General and Administrative. Consolidated general and administrative expenses increased by approximately $2.3 million, or 23.0%, for the year ended December 31, 1999 to $12.5 million from $10.2 million in the prior year period. General and administrative expenses as a percentage of consolidated net revenues for the year ended December 31, 1999 increased to 11.0% from 10.8% in the prior year period. General and administrative expenses related to contract placement increased approximately $1.7 million, or 25.6%, over the prior year period of which $0.6 million reflected full year operations of offices opened or acquired in 1998. General and administrative expenses related to permanent placement increased approximately $0.7 million, or 24.9%, over the prior year period of which $0.2 million was attributable to the full year operations of offices opened or acquired in 1998. Amortization of goodwill increased approximately $0.1 million in the year ended December 31, 1999 compared to the prior year period, reflecting a full year of amortization of the goodwill incurred from the businesses acquired in 1998.

Interest. Interest expense increased to approximately $829,000 for the year ended December 31, 1999 from approximately $154,000 in the prior year period while interest income decreased to approximately $13,000 from $94,000 in the respective periods. Such increase in interest expense reflects the Company's increased usage of its line of credit during the year 1999, primarily to fund additional accounts receivable from the increased revenues, as well as additional debt to repay notes payable to former owners of businesses acquired in 1998. The Company also incurred additional debt through its sale/leaseback of substantially all of its fixed assets, for which a portion of the repayment reflects interest costs. Additionally, the interest rate on the Company's line of credit increased from 7.75% at December 31, 1998 to 8.50% at December 31, 1999, contributing to the increased interest expense. The decrease in interest income is primarily due to the Company redeeming its short-term investments at the end of the first quarter of 1998 to finance the acquisition of businesses in 1998.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Revenues. Consolidated net revenues from continuing operations increased by 16.0%, or $13.1 million, for the year ended December 31, 1998 compared to the prior year period. Revenue for the contract placement business increased by 15.5%, or $10.9 million, for the year ended December 31, 1998 compared to the prior year period. This increase was primarily due to an increase in revenue of $8.9 million attributable to acquisitions and new offices. Revenue for the permanent placement business increased by 30.2%, or $2.6 million, for the year ended December 31, 1998 compared to the prior year period. Of such increase $1.5 million was attributable to its acquisition and new offices, and the remainder was due to increased marketing efforts in its established offices, primarily the New Jersey office which contributed $0.9 million in increased revenues, a 64% increase over the prior year period. The IT training business generated net revenues of $3.0 million, a decrease of $261,000 from the prior year period.

         Revenues from discontinued operations were $19.3 million in 1998 compared to $16.4 million in 1997. These amounts are not included in net revenue from continuing operations. The loss from discontinued operations, net of tax benefit, was $5.1 million in 1998 compared to $1.4 million loss from discontinued operations in the prior year period.

Cost of Sales. Consolidated cost of sales increased by 11.6%, or $6.7 million, for the year ended December 31, 1998 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 67.5% from 70.2%. In the Company's contract placement business, cost of sales as a percentage of revenue decreased to 77.4% from 78.1%. This decrease was primarily a result of the contract placement business focusing its sales efforts on higher margin services. The decline in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in revenue for the permanent placement business, the expenses for which are not included in cost of sales, but are included in other expense categories. The IT training business contributed an additional $1.7 million of expenses included in cost of sales, an increase of $233,000 over the prior year period.

Selling and Operating. Consolidated selling and operating expenses increased by 54.8%, or $6.7 million, for the year ended December 31, 1998 compared to the prior year period. Of such increase $3.4 million of expenses were attributable to acquisitions and new offices. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 1998 increased to 19.8% from 14.9% in the prior year. In the contract placement business selling and operating expenses increased $3.3 million, or 53.6%, over the prior year period, of which $2.0 million was attributable to acquisitions and new offices. The permanent placement business increased selling and operating expenses $2.2 million, or 38.2%, over the prior year period, of which $1.4 million was attributable to its acquisition and new offices. The IT training business contributed $1.0 million to selling and operating expenses, an increase of $.2 million, or 21.4%, over the prior year period.

General and Administrative. Consolidated general and administrative expenses increased 71.8%, or $4.3 million, for the period ending December 31, 1998 compared to the prior year period, of which $1.8 million was attributable to acquisitions and new offices. Amortization of goodwill added $.3 million to general and administrative expenses, an increase of $.2 million over the prior year period, primarily associated with the acquisitions in 1998. General and administrative expenses as a percentage of consolidated net revenues increased to 10.8% for the year ended December 31, 1998 compared to 7.2% for the prior year period. Contributing to this increase was an increase of 76.1%, or $2.0 million, in the contract placement business, primarily consisting of a $1.3 million increase in costs associated with acquisitions and new offices. In the permanent placement business general and administrative expenses increased $.9 million, or 77.3%, of which $.5 million was attributable to its acquisition and new offices. The IT Training business increased general and administrative expenses 38.6%, or $.3 million, over the prior year period. Expansion of the Company's corporate staff, specifically the hiring of additional management information systems personnel, human resources personnel and accounting personnel increased payroll costs by $278,000 over the prior year period. Such expansion was necessary to manage the increased level of business resulting from the acquisitions and new offices.

Interest. Interest expense increased to $154,000, at December 31, 1998 from $142,000 at December 31, 1997 while interest income decreased to $94,000 at December 31, 1998 from $313,000 at December 31, 1997. This increase in interest expense and decrease in interest income reflects the Company's utilization of the proceeds from its initial public offering in 1997 for its expanded operations, and the need to use its line of credit to fund acquisitions and working capital in 1998.

INCOME TAXES

      The Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1993. In 1999 the Company's income tax expense from continuing operations was $1.9 million, or 44.4% of pre-tax income from continuing operations. This effective tax rate is higher than the applicable statutory rate of 34% primarily due to the Company's state tax liabilities and certain expenses that are not deductible for tax purposes. The effective tax rate was 98.9% and 36.4% of continuing operations for fiscal years 1998 and 1997, respectively. The effective tax rates for 1998 and 1997 are higher than the applicable statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses, including the write-off of goodwill as a non-recurring charge, that are not deductible for tax purposes, partially offset by non-taxable interest income in 1997.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

      The following table presents certain unaudited quarterly statements of data from continuing operations for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

                              Mar. 31,    Jun. 30,   Sept. 30,  Dec. 31,    Mar. 31,   Jun. 30,   Sept. 30,   Dec. 31,
                              --------    --------   ---------  --------    --------   --------   ---------   --------
  (Dollars in thousands)        1998        1998       1998       1998        1999       1999        1999       1999
                                ----        ----       ----       ----        ----       ----        ----       ----
Net Revenues                  $ 21,045    $ 23,530   $ 23,971   $ 26,672    $ 28,572   $ 29,757    $ 28,384   $ 26,992
                              --------    --------   --------   --------    --------   --------    --------   --------
Gross Profit                     6,564       8,114      7,643      8,581       9,358      9.993       9,631      9,153
                              --------    --------   --------   --------    --------   --------    --------   --------
Income (Loss) Before
Non-recurring Charges and
Other Items                        962       1,344       (344)      (123)        966      1,052       1,526      1,494
                              --------    --------   --------   --------    --------   --------    --------   --------
Non-recurring Charges                0           0          0     (1,019)          0          0           0          0
                              --------    --------   --------   --------    --------   --------    --------   --------
Income (Loss) from
Continuing Operations              584         809       (206)    (1,179)        501        523         731        590
                              --------    --------   --------   --------    --------   --------    --------   --------
Loss from Discontinued
Operations                        (221)       (299)      (655)    (3,950)     (1,081)      (839)       (220)       (13)
                              --------    --------   --------   --------    --------   --------    --------   --------
Loss from Disposal of
Discontinued Operations              0           0          0          0           0     (6,283)          8          0
                              --------    --------   --------   --------    --------   --------    --------   --------
Net Income (Loss)               $  363      $ 510    $   (861)  ($ 5,128)     ($ 580)  ($ 6,600)      $ 519      $ 576
                              ========    ========   ========   ========    ========   ========    ========   ========
Basic and Diluted Income
(Loss) per share from
Continuing Operations           $ 0.04      $ 0.06    ($ 0.02)   ($ 0.08)     $ 0.04     $ 0.04      $ 0.05     $ 0.04
                              ========    ========   ========   ========    ========   ========    ========   ========
Basic and Diluted Net
Income (Loss) per share         $ 0.03      $ 0.04    ($ 0.06)   ($ 0.38)    ($ 0.04)   ($ 0.48)     $ 0.04     $ 0.04
                              ========    ========   ========   ========    ========   ========    ========   ========

      Because the Company derives revenue in its contract placement business only when its consultants are actually working, its revenues and operating results are adversely affected when its clients' facilities close due to holidays or inclement weather. During the quarters ended December 31, 1999 and 1998, the number of holidays and vacation days slightly affected revenues in the contract placement business. In addition, as companies approached the Y2K turnover they postponed some non-Y2K projects, which was reflected in decreased revenues for the third and fourth quarters of 1999 above. Overall, however, revenues in those quarters still exceeded the comparable quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. The Company typically maintains minimal cash balances as reflected in the balance of $5,000 in cash and cash equivalents as of December 31, 1999. The Company redeemed its short-term investments of approximately $5.5 million held at December 31, 1997 and used the proceeds for acquisitions in 1998.

      The Company used cash in operations of approximately $200,000, $6,000, and $2.4 million in 1999, 1998 and 1997, respectively. This reflects the Company's net losses for 1999 and 1998 offset by non-cash items, including the loss on disposition of discontinued operations in 1999 and non-recurring charges in 1998. In addition, the redemption of short term investments in 1998 noted above was offset by a corresponding increase in accounts receivable related to increased sales.

      Cash purchases of fixed assets for the fiscal years ended December 31, 1999, 1998, and 1997 were $1.0 million, $2.8 million, and $1.6 million respectively. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, as well as the furnishing of its new office facilities. The Company plans to use approximately $1.0 million for capital expenditures in 2000. In 1999 the Company received approximately $2.8 million in cash proceeds from the disposition of the IMS business. In 1998 the Company used $9.2 million to complete acquisitions and an additional $495,000 to repay indebtedness assumed in several of its acquisitions. In the first quarter of 1997 the Company received repayment of its loans to officers and related parties in the aggregate amount of $577,000.

      The Company's borrowings, net of repayments, under its line of credit and overdraft facilities at December 31, 1999 were approximately $93,000, compared to $11.5 million net borrowings from those facilities at December 31, 1998. In the year ended December 31, 1999 the Company paid approximately $2.1 million related to its guarantee that common shares issued in connection with two of its acquisitions would equal or exceed a specified price at the anniversary date of the issuance. One such guarantee remains to be determined in August 2000, which the Company believes, based on its recent market price per common share, it has adequately accrued for. The Company also completed a sale/lease back of certain of its fixed assets with an affiliate of PNC Bank, N.A. The lease obligation was approximately $1.4 million repayable in 36 equal monthly rental payments. During 1998 the Company repaid the remaining $238,000 balance outstanding on the notes payable related to the acquisition of the IT training business, and repurchased 40,000 common shares (accounted for as treasury stock), at a price of $5.50 per share from the sellers of the IT training business.

      Since April 24, 1998, the Company has had available a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (the "Bank"). The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable, or $25.0 million. As of December 31, 1999, the Company had approximately $9.7 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest at the Bank's prime rate.

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

"YEAR 2000" ISSUES

      The Company implemented a "Year 2000" compliance program to prepare for the rollover of the two-digit year value to 00 in its computer systems on January 1, 2000. The compliance program required the Company to develop and validate contingency plans in the event a critical system failed, and to form a rapid response team to address any operational problems during the "Year 2000" date change period.

      The Company experienced no significant "Year 2000" system related problems and it has continued to operate normally after January 1, 2000. The Company is unaware of any significant problems in the computer systems of third parties for whom the Company implemented "Year 2000" solutions on their computer systems. Total incremental spending on "Year 2000" issues was not material and was charged to operations in 1999 as it occurred.

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

      Acquisition Risks. The Company from time to time evaluates the possible acquisition of companies that will complement and expand the Company's existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on the Company's ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) adverse effects on the Company's reported operating results, including increased goodwill amortization and interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; (iv) difficulties and higher than expected costs related to the integration of the acquired business; and (v) dilution of existing shareholders. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

      Ability to Manage Growth. Sustained or significant growth, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, sales, recruiting, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers, recruiters and sales personnel in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; (iii) maintain cost controls in all of the Company's businesses; and (iv) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis. In addition, if the technology sector of the economy experiences a downturn, the Company could be affected more so than other businesses.

      Dependence on Contract Placement Business. The Company's Contract Placement business was responsible for 86.0%, 85.7% and 86.8% of total Company revenues for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, for the year ended 1999, one customer of the Contract Placement business, Merck & Company, Inc., accounted for approximately 7.2% of total Contract Placement revenues, and 6.2% of total Company revenues. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets, to apply its management practices to a significantly larger organization and to consummate acquisitions of and to successfully integrate profitable staffing companies. The inability of the Company to successfully manage these factors would have a material adverse effect on the revenues of the Contract Placement business. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        JUDGE.COM, INC. AND SUBSIDIARIES

                        (FORMERLY THE JUDGE GROUP, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                                              PAGE(S)
                                                                                                              -------
INDEPENDENT AUDITORS' REPORT                                                                                        19

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998                                                        20

CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED  DECEMBER 31, 1999, 1998 AND 1997                             21

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                    22

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                              23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997                    24 - 36

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Judge.com, Inc.
Bala Cynwyd, Pennsylvania



We have audited the accompanying consolidated balance sheets of Judge.com, Inc. (formerly The Judge Group, Inc.) and Subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Judge.com, Inc. (formerly The Judge Group, Inc.) and Subsidiaries as of December 31, 1999 and December 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



RUDOLPH PALITZ,  LLC

February 25, 2000
Blue Bell, PA

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                          1999              1998
                                                                                          ----              ----
                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                  $ 4,571          $ 43,568
Accounts receivable, net                                                                18,584,708        21,767,995
Inventories                                                                                     --         1,185,302
Prepaid income taxes and deferred taxes                                                  2,801,245         1,909,919
Other                                                                                      947,823           977,295
                                                                                       -----------        ----------
TOTAL CURRENT ASSETS                                                                    22,338,347        25,884,079
                                                                                       -----------        ----------
PROPERTY AND EQUIPMENT                                                                   5,083,530         8,166,048
Less: accumulated depreciation and amortization                                          2,083,785         3,220,212
                                                                                       -----------        ----------
NET PROPERTY AND EQUIPMENT                                                               2,999,745         4,945,836
                                                                                       -----------        ----------
OTHER ASSETS
Deposits and other assets                                                                  988,981           716,634
Covenant not to compete, net of accumulated amortization of $82,478, 1999 and
    $37,490, 1998                                                                            7,498            52,486
Goodwill, net of accumulated amortization of $1,595,313, 1999 and $4,731,788, 1998       8,750,950        16,286,392
                                                                                       -----------        ----------
TOTAL OTHER ASSETS                                                                       9,747,429        17,055,512
                                                                                       -----------        ----------
TOTAL ASSETS                                                                           $35,085,521       $47,885,427
                                                                                       ===========       ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                         $902,118         $ 743,677
Accounts payable and accrued expenses                                                    6,358,970         8,679,519
Payroll and sales taxes                                                                    422,017           576,562
Other liabilities                                                                               --         2,634,954
Deferred revenue                                                                           474,067         1,035,558
                                                                                       -----------        ----------
TOTAL CURRENT LIABILITIES                                                                8,157,172        13,670,270
                                                                                       -----------        ----------
LONG-TERM LIABILITIES
Note payable, bank                                                                       9,688,925         9,881,595
Deferred rent obligation                                                                   399,537           666,879
Debt obligations, net of current portion                                                   833,558           585,490
                                                                                       -----------        ----------
TOTAL LONG-TERM LIABILITIES                                                             10,922,020        11,133,964
                                                                                       -----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at December 31,
    1999, 13,984,373 shares issued and 13,944,373 shares outstanding; at
    December 31, 1998, 13,541,302 shares issued and 13,501,302 shares outstanding          139,843           135,412
Preferred stock, at December 31, 1999 and 1998, $.01 par value, 10,000,000
    shares authorized                                                                           --                --
Additional paid-in capital                                                              23,905,057        24,900,474
Deficit                                                                                 (7,818,571)       (1,734,693)
                                                                                       -----------        ----------
                                                                                        16,226,329        23,301,193
Less:  Treasury Stock, 40,000 shares; at cost                                              220,000           220,000
                                                                                       -----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                                              16,006,329        23,081,193
                                                                                       -----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $35,085,521       $47,885,427
                                                                                       ===========        ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         1999              1998             1997
                                                                         ----              ----             ----
NET REVENUES                                                         $113,704,958       $ 95,218,213     $ 82,083,173
                                                                     ------------       ------------     ------------
COSTS AND EXPENSES
Cost of sales (exclusive of items shown separately below)              75,569,731         64,315,716       57,616,429
Selling and operating                                                  20,562,479         18,873,617       12,189,782
General and administrative                                             12,535,158         10,189,140        5,931,500
                                                                     ------------       ------------     ------------
Total costs and expenses                                              108,667,368         93,378,473       75,737,711
                                                                     ------------       ------------     ------------
INCOME  BEFORE NON-RECURRING CHARGES                                    5,037,590          1,839,740        6,345,462
NON-RECURRING CHARGES (Note 2)                                                 --         (1,019,000)              --
OTHER INCOME (EXPENSE), NET, PRINCIPALLY INTEREST                        (815,925)           (59,806)         170,234
                                                                     ------------       ------------     ------------
INCOME  BEFORE INCOME TAX EXPENSE                                       4,221,665            760,934        6,515,696
INCOME TAX EXPENSE                                                      1,877,115            752,382        2,372,781
                                                                     ------------       ------------     ------------
INCOME  FROM CONTINUING OPERATIONS                                      2,344,550              8,552        4,142,915
LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX BENEFIT OF
    $1,089,056, $1,550,158, AND $452,963 FOR THE YEARS ENDED
    DECEMBER 31, 1999, 1998 AND 1997, RESPECTIVELY)                    (2,153,372)        (5,125,545)      (1,430,975)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, INCLUDING
    PROVISION OF $134,000 FOR OPERATING LOSSES DURING PHASE-OUT
    PERIOD (NET OF TAX EFFECT OF $1,994,830 FOR THE YEAR ENDED
    1999)                                                              (6,275,056)                --               --
                                                                     ------------       ------------     ------------
NET INCOME (LOSS)                                                     ($6,083,878)       ($5,116,993)     $ 2,711,940
                                                                     ============       ============     ============
NET INCOME (LOSS) PER SHARE:
   BASIC
     INCOME  FROM CONTINUING OPERATIONS                                    $ 0.17             $ 0.00           $ 0.32
                                                                     ============       ============     ============
     LOSS FROM DISCONTINUED OPERATIONS                                    ($ 0.15)           ($ 0.38)         ($ 0.11)
                                                                     ============       ============     ============
     LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                        ($ 0.46)           ($ 0.00)         ($ 0.00)
                                                                     ============       ============     ============
     NET INCOME (LOSS)                                                    ($ 0.44)           ($ 0.38)          $ 0.21
                                                                     ============       ============     ============
   DILUTED
     INCOME FROM CONTINUING OPERATIONS                                     $ 0.17             $ 0.00           $ 0.32
                                                                     ============       ============     ============
     LOSS FROM DISCONTINUED OPERATIONS                                    ($ 0.15)           ($ 0.38)         ($ 0.11)
                                                                     ============       ============     ============
     LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS                        ($ 0.46)           ($ 0.00)         ($ 0.00)
                                                                     ============       ============     ============
     NET INCOME (LOSS)                                                    ($ 0.44)           ($ 0.38)          $ 0.21
                                                                     ============       ============     ============
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE
    CALCULATIONS:
   BASIC                                                               13,761,000         13,458,000       12,761,000
                                                                     ============       ============     ============
   DILUTED                                                             13,797,000         13,458,000       12,826,000
                                                                     ============       ============     ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              Common Stock          Additional      Retained
                                              ------------            Paid In       Earnings      Treasury
                                           Shares        Amount       Capital       (Deficit)       Stock       Total
                                           ------        ------       -------       ---------       -----       -----
Balance, January 1, 1997                 8,587,739      $ 85,877     $ 365,877     $ 670,360         $  --   $ 1,122,114

Merger Transactions                      1,194,230        11,942     2,416,498            --            --     2,428,440

Initial Public Offering                  3,000,000        30,000    19,181,802            --            --    19,211,802

Conversion of Debentures                   526,000         5,260       494,740            --            --       500,000

Conversion of Notes Payable                 40,000           400       299,600            --            --       300,000

Net Income                                      --            --            --     2,711,940            --     2,711,940
                                        ----------     ---------  ------------  ------------   -----------  ------------
Balance, December 31, 1997              13,347,969       133,479    22,758,517     3,382,300            --    26,274,296

Acquisition Transactions                   193,333         1,933     2,141,957            --            --     2,143,890

Purchase of Treasury Stock                      --            --            --            --      (220,000)     (220,000)

Net loss                                        --            --            --    (5,116,993)           --    (5,116,993)
                                        ----------     ---------  ------------  ------------   -----------  ------------
Balance, December 31, 1998              13,541,302       135,412    24,900,474    (1,734,693)     (220,000)   23,081,193

Acquisition/Disposition Transactions       443,071         4,431      (995,417)           --            --      (990,986)

Net loss                                        --            --            --    (6,083,878)           --    (6,083,878)
                                        ----------     ---------  ------------  ------------   -----------  ------------
Balance December 31, 1999               13,984,373     $ 139,843  $ 23,905,057  ($ 7,818,571)   ($ 220,000) $ 16,006,329
                                        ==========     =========  ============  ============   ===========  ============






                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999             1998              1997
                                                                       ----             ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                    ($6,083,878)    ($ 5,116,993)      $ 2,711,940
Adjustments to reconcile net income (loss) to net cash used
    in operating activities:
  Depreciation and amortization                                        1,762,973        1,847,586           996,240
  Impairment of goodwill                                                      --        3,621,099                --
  Provision for losses on lease                                               --          400,000                --
  Loss on disposal of discontinued operations                          6,275,056               --                --
  Deferred taxes                                                          (9,000)        (539,000)           11,000
  Deferred rent                                                         (342,342)         150,000           (13,523)
  Provision for losses (recoveries) on accounts receivable               927,951          439,810           (35,521)
  Stock compensation                                                          --               --            29,250
  Loss on disposal of equipment                                          204,393               --                --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short-term investments                                                      --        5,500,000        (5,500,000)
  Accounts receivable                                                 (1,526,105)      (5,603,390)         (983,910)
  Inventories                                                           (144,853)         755,620          (558,581)
  Deposits and other                                                    (148,008)        (387,434)         (175,764)
  Prepaid income taxes                                                 1,112,504       (1,044,919)           43,603
  Other current assets                                                  (146,536)        (195,841)          707,342
Increase (decrease) in:
  Accounts payable and accrued expenses                               (2,037,307)         558,541           736,779
  Payroll and sales taxes                                               (154,545)          63,000          (289,330)
  Deferred revenue                                                       108,377         (162,675)         (240,010)
  Income taxes payable                                                        --         (291,515)          164,977
                                                                      ----------      -----------       -----------
    Net cash used in operating activities                               (201,320)          (6,111)       (2,395,508)
                                                                      ----------      -----------       -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                     (958,286)      (2,835,339)       (1,616,249)
Purchase/acquisition of companies                                             --       (9,159,407)               --
Covenant not to compete                                                       --          (89,976)               --
Proceeds from disposition of businesses                                2,788,000               --                --
Decrease in notes receivable, officers
    and employees, net                                                        --               --           577,287
                                                                      ----------      -----------       -----------
    Net cash provided by (used in) investing activities                1,829,714      (12,084,722)       (1,038,962)
                                                                      ----------      -----------       -----------

FINANCING ACTIVITIES
Cash acquired in business combination                                         --          283,300                --
Proceeds from (repayments of) notes payable, bank, net                  (192,670)       9,881,595        (9,960,795)
Proceeds (repayments) of bank overdrafts                                 285,951        1,585,154        (1,858,000)
Principal payments on long-term debt                                  (1,040,672)      (1,080,130)       (2,283,262)
Proceeds from lease payable, bank                                      1,425,000               --                --
Contingent amounts paid - acquisitions                                (2,145,000)              --                --
Purchase of treasury stock                                                    --         (220,000)               --
Proceeds from issuance of stock and exercise of warrants                      --               --        19,211,802
Repayments from shareholders                                                  --               --           (95,862)
                                                                      ----------      -----------       -----------
    Net cash provided by (used in) financing activities               (1,667,391)      10,449,919         5,013,883
                                                                      ----------      -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (38,997)      (1,640,914)        1,579,413
CASH AND CASH EQUIVALENTS, BEGINNING                                      43,568        1,684,482           105,069
                                                                      ----------      -----------       -----------
CASH AND CASH EQUIVALENTS, ENDING                                     $    4,571      $    43,568       $ 1,684,482
                                                                      ==========      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                              $1,142,000      $   321,000       $   306,000
                                                                      ==========      ===========       ===========
Income taxes                                                          $  768,000      $ 1,140,000       $ 1,784,000
                                                                      ==========      ===========       ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1. DESCRIPTION OF BUSINESS

      Judge.com, Inc. (the "Company") (formerly The Judge Group, Inc.), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), and (ii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. The Company also formerly provided computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). On June 15, 1999 the Company adopted a plan to dispose of the IMS business through the sale of substantially all of the assets of that business (See Note 3). At December 31, 1999, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

      During 1996, the Company engaged an investment banking firm to assist it in an initial public offering of its common stock. On September 30, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933, as amended. Effective February 20, 1997 the Company successfully completed its initial public offering of common shares. The Company sold 3,000,000 common shares at a price of $7.50 per share, realizing approximately $20,906,000 in proceeds net of underwriting discounts and commissions. In connection with the initial public offering, the Company incurred approximately $1,694,000 of accounting, legal, printing and other costs and such costs have been charged to additional paid-in capital as a reduction of the proceeds from the initial public offering.

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

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (continued)

      Inventories. Inventories of computer and related supplies and equipment held for resale are valued at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1998 include approximately $614,000 of costs and estimated earnings in excess of billings on contracts-in-progress.

      Accounts Receivable and Accounts Payable. Accounts receivable at December 31, 1999, 1998, and 1997 were net of allowances for doubtful accounts of $987,000, $511,000, and $465,000, respectively.

      Included in accounts receivable was unbilled work-in-process of approximately $1,234,000, $1,134,000, and $584,000 at December 31, 1999, 1998
and 1997, respectively. Included in accounts payable and accrued expenses was approximately $913,000, $867,000, and $442,000 of accrued employee and contractor payroll principally relating to unbilled work-in-process at December 31, 1999, 1998 and 1997,respectively.

      The allowance for doubtful accounts is established through charges to earnings in the form of a charge to bad debt expense. Accounts that are determined to be uncollectible are charged against the allowance account. Management makes periodic assessments of the adequacy of the allowance that requires the Company to recognize additions or reductions to the allowance. It is reasonably possible that factors may change significantly and, therefore, affect management's determination of the allowance for doubtful accounts in the near term. An analysis of the allowance for doubtful accounts follows:

                                                  Additions (Reversals)
       Year Ended               Balance at        Charged (Credited) To                               Balance At
      December 31,          Beginning of Period      Bad Debt Expense         (Charge Offs)          End Of Period
      ------------          -------------------      ----------------         -------------          -------------
          1999                    $ 511,000              $ 927,000             ($ 451,000)              $ 987,000
                                  =========              =========             ==========               =========

          1998                    $ 465,000              $ 440,000             ($ 394,000)              $ 511,000
                                  =========              =========             ==========               =========

          1997                    $ 661,000              ($ 36,000)            ($ 160,000)              $ 465,000
                                  =========              =========             ==========               =========

      Property and Equipment and Depreciation and Amortization. Property and equipment are stated at cost. Depreciation and amortization is computed on the straight-line and accelerated methods over the estimated useful lives of the related assets, principally five to ten years for furniture and office equipment, and three to five years for computer equipment.

      Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements, principally five to ten years.

      Depreciation and amortization expense charged to continuing operations related to property and equipment, including property under capital leases, amounted to $877,849 in 1999, $701,648 in 1998, and $425,997 in 1997.

      Property Under Capital Leases and Amortization. Property under capital leases is stated at the lower of fair market value or net present value of the minimum lease payments at inception of the leases. Property under capital leases consists of furniture, office and computer equipment and is included in "property and equipment" in the accompanying consolidated balance sheets. Amortization is provided over the shorter of the related lease terms or the estimated useful lives of the related assets.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (continued)

      Income Taxes. Deferred taxes are accounted for in accordance with Statement of Financial Accounting Standards ("Statement") No. 109, "Accounting for Income Taxes". The Statement requires the use of the liability method to account for income taxes. Deferred income taxes are provided for the difference between the tax basis of an asset or liability and its reported amount in the financial statements and at the tax rates that are expected to be in effect when the taxes are actually paid or recovered.

       Deferred income taxes arise principally from differences between financial and income tax reporting, including amounts recorded for workers' compensation funding, amounts recorded for the allowance for doubtful accounts, the availability of net operating loss carryforwards and certain other temporary differences.

      Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the requirement for a valuation allowance is an estimate, which is reasonably possible to change in the near term.

      Intangible Assets. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill charged to continuing operations for the periods ended December 31, 1999, 1998 and 1997 was approximately $403,000, $347,000, and $102,000 respectively, and is included in general and administrative expenses in the consolidated statements of operations. An additional $7,063,000 of goodwill was written off as part of the disposal of the IMS business, and is included in the loss on disposal of IMS in the accompanying consolidated statements of operations for the year ended December 31, 1999.

      The covenant not to compete is being amortized on a straight-line method over the life of the covenant (twenty-four months). Amortization expense related to the covenant was approximately $45,000 for 1999 and $37,000 for 1998.

      Deferred Rent Obligation. The Company is party to operating lease agreements for certain of its office facilities, which contain provisions for free rent for a certain period, with subsequent rent increases. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease terms, divided by the number of months of the respective lease agreements. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation in the accompanying consolidated balance sheets. Deferred rent at December 31, 1999 also includes a liability of approximately $231,000 with respect to the closing of the Company's New York City office in 1998 (see "Non-recurring Charges" below).

      Non-recurring Charges. In 1998 the Company recorded pretax non-recurring charges related to the impairment of purchased goodwill and an estimated loss related to its lease commitment on the closing of its New York City office. These charges consisted of the following:

           Impairment of purchased goodwill:
              IT Training                                          $   707,000
           Closing of New York City office                             312,000
                                                                   -----------
                 Total charges                                     $ 1,019,000
                                                                   ===========

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (continued)

      The impairment of purchased goodwill was a non-cash charge determined in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", due to continuing losses in that business. The SFAS 121 charge had no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, amortization expense related to goodwill will decrease in future periods. During the fourth quarter of 1998 the Company decided to cease operations in its New York City office and recorded a charge to reserve for future losses, primarily related to its lease commitment which was recorded at the net present value of the difference between the lease obligation and related sublease income.

      The effect of these non-recurring charges, net of tax effect, was ($0.06) per common share.

      Advertising Expenses. The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense charged to continuing operations amounted to approximately $847,000, $1,119,000, and $658,000 in 1999, 1998, and 1997, respectively.

      Earnings (Loss) Per Share. The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, beginning in the fourth quarter of 1997. All prior period earnings per common share were recomputed to conform to the provisions of SFAS 128. The recomputations did not result in any restatements in earnings per share previously reported.

      Basic earnings (loss) per share amounts are computed based on net income
(loss), and divided by the weighted average number of shares actually issued, reduced by Treasury Shares. The number of shares used in the computation were approximately 13,761,000 in 1999, 13,458,000 in 1998, and 12,761,000 in 1997.

      Diluted earnings (loss) per share amounts for years 1999, 1998 and 1997 are based on the weighted average number of shares calculated for basic earnings
(loss) per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming exercise of outstanding stock options, and assumed conversion of convertible debt (for 1997). The number of shares used in the computation was approximately 13,797,000 in 1999, 13,458,000 in 1998, and 12,826,000 in 1997. In computing diluted earnings (loss) per share, certain options to purchase shares of common stock were excluded from the computation for the years ended December 31, 1999, 1998, and 1997. The options were excluded from the 1999 computation because the exercise prices of such options were greater than the average market price of the Company's common stock during that period. The options were excluded from the 1998 and 1997 computations because the assumed exercise of the options would be anti-dilutive.

      On February 26, 1998 the Company repurchased 40,000 shares of its common stock at a price of $5.50 per share, which shares are held as Treasury Stock.

      Reclassifications. Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation.

      Fair Value of Financial Instruments. The estimated fair values of substantially all of the Company's financial instruments are approximately equal to their carrying values for all periods presented.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS

    During 1998 the Company, through its subsidiaries, consummated several acquisitions which were accounted for as purchase transactions, with the results of their operations included in the accompanying financial statements since each of their respective purchase dates. In each acquisition, the excess cost over the fair value of net assets acquired is considered goodwill and is being amortized over terms ranging from fifteen years to twenty-five years, beginning with the month following the acquisition. Following is a description of the acquisitions:

    Effective March 5, 1998, the Company, through a subsidiary, purchased substantially all of the assets of Information Systems, Inc. and ISI Systems, Inc. (together "ISI"), a company engaged in the IT placement business in the Detroit, Michigan area, for total original acquisition cost of $6,290,000, payable in cash, notes and Company stock. An additional $500,000 note payable was issued to the sellers of ISI based on ISI having attained certain pre-tax income amounts in calendar year 1998.

    Effective March 31, 1998, the Company, through a subsidiary, purchased substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella"), a company engaged in the placement of personnel with offices in Connecticut, Georgia, Texas and Illinois, for a total acquisition cost of $1,529,000, payable in cash and Company stock.

    Effective October 12, 1998, the Company, through a subsidiary, purchased substantially all of the assets of Tech Stars, Inc. ("Tech Stars"), a company engaged in the IT placement business with offices in Nashville, Tennessee and Charlotte, North Carolina, for a total acquisition cost of $1,331,000.

    Effective May 11, 1998, the Company, through its now discontinued IMS subsidiary, purchased all of the outstanding common stock of On-Site Solutions, Inc. ("On-Site"), a company engaged in the systems integration business in the Irvine, California area, for total original acquisition cost of the assumption of approximately $709,000 in liabilities. An additional $872,000 was paid in cash and 443,071 shares of Company stock were issued as consideration for $932,000, based on On-Site having attained certain pre-tax income in the period April 1,1998 through December 31, 1998. In 1999, as part of the disposal of the IMS business, substantially all of the assets of this company were sold.

    Effective May 29, 1998, the Company, through its now discontinued IMS subsidiary, purchased substantially all of the assets of AOP Solutions ("AOP"), a company engaged in the Information Management Services business in the Buffalo, New York area, for a total acquisition cost of $3,240,000, payable in cash and Company stock. An additional $510,000 in cash was paid, based on AOP having attained certain pre-tax income in calendar 1998. In 1999, as part of the disposal of the IMS business, substantially all of the assets of this company were sold.

    Effective June 8, 1998, the Company, through its now discontinued IMS subsidiary, purchased all of the outstanding common stock of Systems Solutions, Inc. d/b/a Corebridge Technologies, Inc. ("Corebridge"), a company engaged in document management, imaging and workflow solutions in the Seattle, Washington area, for a total acquisition cost of $155,000, payable in cash. In 1999, as part of the disposal of the IMS business, substantially all of the assets of this company were sold.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS -- (continued)

    The following sets forth the unaudited pro forma consolidated results from continuing operations for the Company for the year ended December 31, 1998 as though these business combinations occurred at January 1, 1998.

                                                                  Year Ended
                                                               December 31, 1998
                                                               -----------------
           Net revenues                                          $ 98,097,000
                                                                 ============
           Income before non-recurring charges                   $  2,102,000
                                                                 ============
           Income from continuing operations                     $    148,000
                                                                 ============

      Pro-forma adjustments included adjustments to goodwill amortization expense, interest expense and income tax expense/benefit.

      Unaudited pro-forma basic and diluted income from continuing operations per share of common stock is calculated as follows:

                                                                   Year Ended
                                                               December 31, 1998
                                                               -----------------
           Income from continuing operations                      $  148,000
                                                                  ==========
           Weighted average number of shares:
              Basic                                               13,508,000
                                                                  ==========
              Diluted                                             13,508,000
                                                                  ==========
           Income from continuing operations per
                 share, basic and diluted                             $ 0.01
                                                                  ==========

       On June 15, 1999 the Company adopted a formal plan to dispose of the IMS business. During 1999 substantially all of the net assets of the IMS business were disposed of for total consideration of $4,357,673 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. The December 31, 1998 balance sheet has not been restated. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the respective purchasers consist primarily of accounts payable, accrued expenses, and equipment leases payable.

      The loss on disposal of the IMS business of $6,275,056 represents the actual and estimated loss on the disposal of the assets and a provision of $134,000 for operating losses during the phase-out period.

      Operating results of the IMS business for the years ended December 31, 1999, 1998, and 1997 are shown separately in the accompanying consolidated statements of operations, as "loss from discontinued operations".

      Net revenues of the IMS business for the years ended December 31, 1999, 1998, and 1997 were $7,026,611, $19,280,184, and $16,443,294, respectively.
These amounts are not included in net revenues in the accompanying consolidated statements of operations for the respective periods.

NOTE 4. NOTE PAYABLE, BANK

      Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the Bank's prime rate (8.50% at December 31, 1999). Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires May 31, 2003 and is subject to certain covenants, including financial covenants

                       JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 4. NOTE PAYABLE, BANK - (continued)

requiring certain levels of net worth, cash flow coverage, and leverage, as well as limitations on capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

      Included in accounts payable and accrued expenses at December 31, 1999 and 1998 were approximately $1,871,000 and $1,585,000, respectively, of bank overdrafts.

NOTE 5. LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                                December 31, 1999       December 31, 1998
                                                                                -----------------       -----------------
Capital lease obligation, pursuant to a sale/leaseback transaction; payable in monthly installments of $41,992, including interest and taxes, through March
2002; and a final payment of $213,750 in April 2002; collateralized by substantially all of the Company's property and equipment; the lease transfers ownership of certain office equipment to
the Company at the end of the lease term                                             $1,150,188              $      --

Note Payable;  payable in various monthly  installments plus interest at
8%, through March 2000                                                                   25,000                175,000

Note  Payable;  payable  in 24  monthly  installments  of  $12,500  plus
interest at 8%, through March 2000                                                       25,000                175,000

Note  Payable;  payable in 8 quarterly  payments  of $102,333  including
interest at 8%, through December 2000                                                   389,656                750,000

Note  Payable;  payable  in  36  monthly  installments  of  $6,944  plus
interest at 8%, through October 2001                                                    145,832                229,167
                                                                                     ----------              ---------
                                                                                      1,735,676              1,329,167

Less:  Current portion                                                                 (902,118)              (743,677)
                                                                                     ----------              ---------
Long-term portion                                                                    $  833,558              $ 585,490
                                                                                     ==========              =========

         Maturities of long-term debt are as follows:

               Year Ending December 31,                         Amount
               ------------------------                         ------
                         2000                                $  902,118

                         2001                                   504,713

                         2002                                   328,845
                                                             ----------
                                                             $1,735,676
                                                             ==========

         Interest expense charged to continuing operations was approximately $829,000, $154,000, and $142,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 6. CONVERTIBLE NOTES

      In 1994, the Company received $500,000 from a group of investors in the form of 10% convertible senior subordinated promissory notes. The notes were exchanged for 526,000 Company common shares, immediately prior to the Company's 1997 initial public offering. The notes bear 10% interest per annum and were scheduled to mature in July 1997. Since the Company effected a successful initial public offering before July 31, 1997, in accordance with the Note Purchase Agreement, the financial advisor who arranged such financing was paid a fee equal to 1% of the proceeds of the initial public offering (approximately $225,000) in February 1997.

NOTE 7. INCOME TAXES

      The Company files a consolidated Federal income tax return with all of its wholly-owned subsidiaries. Prior to February 20, 1997, the IMS subsidiary was not included in the Company's consolidated Federal income tax return, as the Company owned less than 80% of the IMS subsidiary's outstanding common shares. Under Internal Revenue regulations, the IMS subsidiary was not part of the consolidated group for tax purposes and filed its own Federal income tax returns. Effective February 20, 1997, the IMS subsidiary began filing as part of the consolidated group. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

      The net deferred tax asset at December 31, 1999 and 1998 included the following:

                                                                                      1999                  1998
                                                                                      ----                  ----
          Deferred tax asset                                                       $ 5,437,000          $ 2,743,000
          Valuation allowance for deferred tax asset                                (2,919,000)          (1,878,000)
                                                                                   -----------          -----------
          Net deferred tax asset after valuation allowance.                        $ 2,518,000          $   865,000
                                                                                   ===========          ===========

      At December 31, 1999 and 1998, the net deferred tax assets of $2,518,000 and $865,000, respectively, were included in "prepaid income taxes and deferred taxes" in the accompanying consolidated balance sheets.

      The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                                                      1999                  1998
                                                                                      ----                  ----
          Net operating loss carryforwards                                         $ 4,637,000          $1,797,000
          Allowance for doubtful accounts                                              467,000             205,000
          Accrued expenses and lease provision                                         348,000             314,000
          Amortization of goodwill and covenant not to compete                        (114,000)            324,000
          Other                                                                         99,000             103,000
                                                                                   -----------          ----------
                                                                                   $ 5,437,000          $2,743,000
                                                                                   ===========          ==========

Income tax expense for continuing operations for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                                     1999              1998             1997
                                                                     ----              ----             ----
          Current tax expense:
            Federal                                              $ 1,184,901        $ 647,327       $ 1,845,048
            State                                                    701,214          289,055           516,733
          Deferred tax expense (benefit)                              (9,000)        (184,000)           11,000
                                                                 -----------        ---------       -----------
          Income tax expense                                     $ 1,877,115        $ 752,382       $ 2,372,781
                                                                 ===========        =========       ===========

                                       31

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 7. INCOME TAXES -- (continued)

      The effective rate of income tax expense from continuing operations for all periods presented was higher than the applicable statutory tax rate, due to certain expenses that were not deductible for tax purposes and state tax provisions. A reconciliation of the Company's effective income tax rate with the statutory Federal rate follows:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                         1999             1998              1997
                                                                         ----             ----              ----
           Tax expense at statutory rate (34%)                        $1,436,000        $ 258,000       $ 2,215,000

           Permanent differences, including non-deductible
               goodwill amortization, net                                 73,000          311,000           (53,000)

           Other                                                          (3,885)          39,441          (122,000)

           State income taxes, net of Federal tax benefit                372,000          143,941           333,000
                                                                     -----------        ---------       -----------
                                                                     $ 1,877,115        $ 752,382       $ 2,373,000
                                                                     ===========        =========       ===========

      As a result of operating losses, no provision for income taxes was required for all periods prior to February 20, 1997 for the IMS subsidiary. The IMS subsidiary's operating losses subsequent to February 20, 1997 have been used in the consolidated tax accrual. For income tax reporting purposes, as of December 31, 1999, the IMS subsidiary had an unused operating loss carryforward of approximately $4,200,000, which may be applied against future taxable income of the IMS subsidiary, subject to certain Federal income tax limitations. These carryforwards expire between 2002 and 2012.

      As a result of a net operating loss incurred in 1999 by the consolidated group, the Company has a net operating loss carryforward of approximately $5,000,000, which can be applied against future taxable income of the Company.

NOTE 8. COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries lease office facilities under operating lease agreements that expire at various times through the year 2008. Certain of these leases contain optional provisions for additional periods of time. Rent expense was approximately $2,228,000, $1,899,000 and $986,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum annual future rental commitments, net of subleases rents (see Note 2), at December 31, 1999, and exclusive of common area maintenance costs and utilities, are as follows:

               Year Ending December 31,                        Amount
               ------------------------                        ------
                         2000                               $ 1,837,000
                         2001                                 1,738,000
                         2002                                 1,489,000
                         2003                                   704,000
                         2004                                   448,000
                      Thereafter                                322,000
                                                            -----------
                                                            $ 6,538,000
                                                            ===========

      The Company is self-insured for workers' compensation purposes and is liable for aggregate claims up to approximately $249,000 for 1999, $164,000 for 1998, and $164,000 for 1997. In addition, the Company is responsible for certain fixed costs including underwriting, brokerage, reinsurance and administration costs.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 8. COMMITMENTS AND CONTINGENCIES -- (continued)

      The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $1,288,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

      The Company experienced no significant adverse effects from the rollover of the two-digit year value to 00 on January 1, 2000. The Company's computer systems continue to operate normally after the "Year 2000" transition. The Company is unaware of any significant problems in the computer systems of third parties for whom the Company implemented "Year 2000" solutions on their computer systems. Total incremental spending on "Year 2000" issues was not material and were charged to operations in 1999 as they occurred.

NOTE 9. RETIREMENT PLAN

      The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees. Employees are able to contribute a percentage of their pre-tax salary to the Plan. The Plan has no Company contribution provision.

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

      During 1999, 1998 and 1997, the Company granted two non-employee Directors options to purchase 10,000 common shares each at an exercise price of $1.813, $4.938 and $3.25, respectively, under the Incentive Plan.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 10. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (continued)

      A summary of the Company's Incentive Plan activity for common shares for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                                                        Options
                                                                                 Weighted Average     Exercisable
                                                           Number of Shares        Exercise Price     at Year End
                                                           ----------------       ---------------     -----------
           Outstanding  1/1/97                                       -0-                  N/A
                    Granted                                      695,500               $ 7.18
                    Exercised                                        -0-                  N/A
                    Terminated                                    95,000               $ 7.43
                                                               ---------
           Outstanding  12/31/97                                 600,500               $ 7.14              -0-
                                                                                                           ===
                    Granted                                    1,014,750               $ 4.81
                    Exercised                                        -0-                  N/A
                    Terminated                                   154,800               $ 5.54
                                                               ---------
           Outstanding  12/31/98                               1,460,450               $ 5.70          138,541
                                                                                                       =======
                    Granted                                    1,059,444               $ 1.55
                    Exercised                                        -0-                  N/A
                    Terminated                                   690,200               $ 4.24
                                                               ---------
           Outstanding  12/31/99                               1,829,694               $ 3.84          362,935
                                                               =========                               =======

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                 Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------       ----------------------------------
   Range of              Number          Weighted-Average    Weighted-Average          Number         Weighted-Average
   Exercise          Outstanding at         Remaining           Exercise            Exercisable at        Exercise
   Prices               12/31/99         Contractual Life        Price                 12/31/99            Price
   --------          --------------      ----------------       --------               --------            -----
$0.83 - $1.65           746,944               9.4                $1.45                       0              $0.00

$1.65 - $2.48           137,000               9.2                $1.86                  25,375              $1.96

$2.48 - $3.30            20,000               7.3                $3.25                  13,332              $3.25

$3.30 - $4.13             5,000               8.7                $3.38                   1,250              $3.38

$4.13 - $4.95            77,000               8.3                $4.55                  20,916              $4.58

$4.95 - $5.78           514,250               8.0                $5.32                 137,312              $5.30

$5.78 - $6.60             2,500               7.6                $6.25                   1,250              $6.25

$6.60 - $7.43             5,000               7.8                $6.75                   2,500              $6.75

$7.43 - $8.25           322,000               7.0                $7.68                 161,000              $7.68
                      ---------               ---                -----                 -------              -----
                      1,829,694               8.5                $3.84                 362,935              $6.01
                      =========               ===                =====                 =======              =====

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 10. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (continued)

      The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan. Had compensation cost been determined in accordance with the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's pro forma net income (loss) and net income (loss) per share for the years ended December 31, 1999, 1998 and 1997 would be as follows:

                                                          1999                      1998                       1997
                                                          ----                      ----                       ----
           Net Income (loss):
                    As reported                      ($ 6,083,878)              ($ 5,116,993)              $ 2,711,940
                    Pro forma                        ($ 8,022,526)              ($ 6,898,814)              $ 2,117,278
           Basic and diluted earnings (loss)
           per share:
                    As reported                           ($ 0.44)                   ($ 0.38)                   $ 0.21
                    Pro forma                             ($ 0.58)                   ($ 0.51)                   $ 0.17

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; risk-free interest rate of 5.50% and 5.10%, expected dividend yields of 0%, expected life of option of five years from date of grant, and expected price volatility of 125% and 131%. The weighted average fair value of the options granted was $1.12 in 1999 and $3.59 in 1998.

NOTE 11. STATEMENT OF CASH FLOWS

      Supplemental disclosure of non-cash investing and financing transactions:

During 1999, the Company entered into the following non-cash transactions:

      o entered into certain capital lease arrangements to fund the purchase of equipment in the amount of approximately $345,700

      o recorded the following with respect to the disposition of the IMS segment:

        o reduced contingent stock payables which were forgiven in the amount of a pproximately $952,000

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

      o reduced goodwill $707,000 due to an impairment loss in IT Training subsidiary;

      o reduced goodwill $2,914,099 due to an impairment loss in IMS subsidiary.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 11. STATEMENT OF CASH FLOWS - (continued)

      During 1998, the Company effected various business combinations:

Acquisition of Businesses:            ISI          Cella        On-Site          AOP       Corebridge    Tech Stars
                                      ---          -----        -------          ---       ----------    ----------
Inventories                              $ 0           $ 0           $ 0      $ 472,020           $ 0           $ 0
Accounts receivable                1,225,151       168,938       106,175        411,581        28,207       248,437
Property and equipment, net           46,051        31,059       143,210         53,325        15,000        40,822
Deferred income taxes                      0             0        40,000              0             0             0
Other assets                          10,000           600        14,269         90,222         1,000         6,539
                                  ----------     ---------    ----------     ----------       -------     ---------
                                   1,281,202       200,597       303,654      1,027,148        44,207       295,798
                                  ----------     ---------    ----------     ----------       -------     ---------
Accounts payable and accrued
  expenses                           237,470        90,107       557,993        416,594         6,386        61,029
Debt obligations                     418,759             0       112,817              0             0             0
Due to the Company                         0             0       319,620              0             0             0
Deferred revenue and customer
 deposits                                  0             0         7,900        262,009             0             0
                                  ----------     ---------    ----------     ----------       -------     ---------
                                     656,229        90,107       988,300        678,603         6,386        61,029
                                  ----------     ---------    ----------     ----------       -------     ---------
Net assets acquired
 (liabilities assumed) in
 business combinations            $  624,973     $ 110,490    ($ 694,676)     $ 348,545       $37,821     $ 234,768
                                  ==========     =========    ==========     ==========       =======     =========


      During 1997, the Company entered into the following non-cash transactions:

      o incurred goodwill of $2,399,190 in the business combination with IMS;

      o converted $300,000 of long-term debt to equity in accordance with an agreement;

      o converted $500,000 of convertible debentures into 526,000 shares of common stock;

      o reversed $572,200 of goodwill and long-term debt due to a contingent payment which was not required to be made, relating to the Berkeley acquisition.

NOTE 12. SEGMENT INFORMATION

    With the sale of the IMS segment in 1999, substantially all of the Company's revenues and assets are derived from the IT Staffing business. The Company also generates minor revenues from its IT training subsidiary which amounted to approximately $3,100,000 in 1999, $2,950,000 in 1998, and $3,200,000 in 1997.
The IT training subsidiary incurred a loss from continuing operations of approximately $500,000 in 1999, $1,426,000 in 1998, and $75,000 in 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.



                                    PART III

INCORPORATION BY REFERENCE

         The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Nominees for Election as Directors; Identification of Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions". The definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a.) The following documents are filed as a part of this Annual Report on Form
     10-K:

      1. Consolidated Financial Statements:

         Report of Independent Auditors                                19

         Consolidated Balance Sheets                                   20

         Consolidated Statements of Operations                         21

         Consolidated Statements of Shareholders' Equity               22

         Consolidated Statements of Cash Flows                         23

         Notes to Consolidated Financial Statements                    24-36

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

10.2      1996 Incentive Stock Option and Non-Qualified Stock
          Option Plan for Key Employees and Non-Employee
          Directors, as amended and restated effective June 9, 1998. Incorporated by reference to Exhibit 4.1 to Form
          S-8 filed on August 6, 1998.

10.3      Professional  Services  Agreement  between  Merck & Company,  Inc. and Judge  Technical
          Services, Inc.  Incorporated by reference to Exhibit 10.5 of the Form S-1.

10.4      Split-Dollar  Agreement  by and between  Judge,  Inc.  and Dennis F. Judge,  Trustee of
          Irrevocable  Agreement of Trust of Martin E. Judge,  Jr.,  Settlor,  Dated December 28,
          1995.  Incorporated by reference to Exhibit 10.6 of the Form S-1.

10.5      Split-Dollar  Agreement by and between Judge,  Inc. and Kathleen  Dunn,  Trustee of the
          Irrevocable  Agreement  of  Trust  of  Michael  Dunn,  Settlor,  date  June  19,  1996.
          Incorporated by reference to Exhibit 10.7 of the Form S-1.

10.6      Split-Dollar  Agreement by and between  Judge,  Inc.  and Ann L. Judge,  Trustee of the
          Irrevocable  Agreement of Trust of Martin E. Judge,  Jr.,  Settlor,  dated December 20,
          1995.  Incorporated by reference to Exhibit 10.8 of the Form S-1.



Exhibit
  No.                                 Description of Document
-------                               -----------------------
 10.7      Split-Dollar  Agreement by and between Judge,  Inc. and D. Michael Carmody,  Trustee of the  Irrevocable  Agreement  of Trust of Michael  Dunn,  Settlor,  dated June 19, 1996.
           Incorporated by reference to Exhibit 10.9 of the Form S-1.

 10.8      Stock  Option  Agreement  between  the  Company  and  James A.  Hahn.  Incorporated  by
           reference to Exhibit  10.11 of Form 10-K for the year ended  December 31, 1998 filed on
           April 15, 1999.

 10.9      Stock Option Agreement  between the Company and Randolph J. Angermann.  Incorporated by
           reference to Exhibit  10.12 of Form 10-K for the year ended  December 31, 1998 filed on
           April 15, 1999.

10.10      Employment Agreement by and between the Company and Robert G. Alessandrini.

10.11      Asset Purchase  Agreement by and among Judge Imaging  Systems,  Inc.,  Automated Office
           Products  of Western New York,  Inc.  d/b/a AOP  Solutions,  Paul F. Eckert and Suzanne
           Eckert.  Incorporated  by  reference  to Exhibit  10.1 to Form 10-Q filed on August 16,
           1999.

10.12      Asset Purchase Agreement by and among Systems  Solutions,  Inc., Judge Imaging Systems,
           Inc.,  AOP  Acquisition  Corp.,  Paul F. Eckert and  Suzanne  Eckert.  Incorporated  by
           reference to Exhibit 10.2 to Form 10-Q filed on August 16, 1999.

10.13      Asset  Purchase  Agreement by and among Judge Imaging  Systems,  Inc., The Judge Group,
           Inc. and AOP Morristown  Corp.  Incorporated  by reference to Exhibit 10.3 to Form 10-Q filed on August 16, 1999.

10.14 Master Lease Agreement, dated April 20, 1999, between the Company and PNC Leasing Corp, a subsidiary of PNC
           Bank, N.A.

10.15      Asset Purchase Agreement by and among Filenet Corporation and On Site Solutions, Inc.
           dated as of July 31, 1999.

 21.1      Subsidiaries of the Registrant.

 23.1      Consents of Independent Auditors.

 27.1      Financial Data Schedule.

      No reports were filed by the Registrant on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

Dated:  March 27, 2000                         JUDGE.COM, INC.
                                               (FORMERLY THE JUDGE GROUP, INC.)


By:      /s/ Robert G. Alessandrini            By:   /s/ Martin E. Judge, Jr.
         --------------------------                  ------------------------
         Robert G. Alessandrini                      Martin E. Judge, Jr.
         Chief Financial Officer                     Chairman of the Board
                                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Martin E. Judge, Jr.          Chairman of the Board,          March 27, 2000
------------------------          Director, President and Chief
Martin E. Judge, Jr.              Executive Officer
(Principal Executive Officer)

/s/ Richard T. Furlano            Director                        March 27, 2000
----------------------
Richard T. Furlano

/s/ Michael A. Dunn               Director and Executive          March 27, 2000
-------------------               Vice President
Michael A. Dunn

/s/ Randolph J. Angermann         Director                        March 27, 2000
-------------------------
Randolph J. Angermann

/s/ James C. Hahn                 Director                        March 27, 2000
-----------------
James C. Hahn