Form 10-Q
period 2000-03-31
JUDGE GROUP INC
filed 2000-05-12
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                                 JUDGE.COM, INC.
                        (FORMERLY THE JUDGE GROUP, INC.)
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                            23-1726661
(State or other jurisdiction of Incorporation  (IRS Employer Identification No.)
               or organization)

          TWO BALA PLAZA, SUITE 800
          BALA CYNWYD, PENNSYLVANIA                              19004
  (Address of principal executive offices)                     (zip code)


                                 (610) 667-7700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 8, 2000, 13,940,651 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

        JUDGE.COM, INC. (FORMERLY THE JUDGE GROUP, INC.) AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

NUMBER                                                                                             PAGE(S)
------                                                                                             -------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND DECEMBER 31, 1999                         1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND 1999                                                                         2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND 1999                                                                         3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                 4 - 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                                 8 - 11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      12

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                              12

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                               12

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                        March 31, 2000    December 31, 1999
------------------------------------------------------------------------------------------------------ --------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $      4,571        $       4,571
Accounts receivable, net                                                                    18,124,333           18,584,708
Prepaid income taxes and deferred taxes                                                      2,964,258            2,801,245
Other                                                                                          998,268              947,823
                                                                                          ------------        -------------
TOTAL CURRENT ASSETS                                                                        22,091,430           22,338,347
                                                                                          ------------        -------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                       5,421,310            5,083,530
Less: accumulated depreciation and amortization                                              2,333,371            2,083,785
                                                                                          ------------        -------------
NET PROPERTY AND EQUIPMENT                                                                   3,087,939            2,999,745
                                                                                          ------------        -------------

OTHER ASSETS
Deposits and other                                                                           1,006,578              988,981
Covenant not to compete, net of accumulated amortization of $89,976, 2000 and
$82,478, 1999                                                                                      ---                7,498
Goodwill, net of accumulated amortization of $1,696,204, 2000 and $1,595,313, 1999           8,650,058            8,750,950
                                                                                          ------------        -------------

TOTAL OTHER ASSETS                                                                           9,656,636            9,747,429
                                                                                          ------------        -------------
TOTAL ASSETS                                                                              $ 34,836,005        $  35,085,521
                                                                                          ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                         $    776,281        $     902,118
Accounts payable and accrued expenses                                                        7,247,051            6,358,970
Payroll and sales taxes                                                                        677,728              422,017
Deferred revenue                                                                               557,512              474,067
                                                                                          ------------        -------------
TOTAL CURRENT LIABILITIES                                                                    9,258,572            8,157,172
                                                                                          ------------        -------------

LONG-TERM LIABILITIES
Note payable, Bank                                                                           7,562,054            9,688,925
Deferred rent obligation                                                                       388,096              399,537
Debt obligations, net of current portion                                                       701,800              833,558
                                                                                          ------------        -------------
TOTAL LONG-TERM LIABILITIES                                                                  8,651,950           10,922,020
                                                                                          ------------        -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at March 31, 2000
and December 31, 1999, 13,984,373 issued and 13,944,373 outstanding                            139,843              139,843
Preferred stock, $.01 par value, 10,000,000 shares authorized                                      ---                  ---
Additional paid-in capital                                                                  23,905,057           23,905,057
Deficit                                                                                     (6,899,417)          (7,818,571)
                                                                                          ------------        -------------
                                                                                            17,145,483           16,226,329
Less treasury stock, 40,000 shares; at cost                                                    220,000              220,000
                                                                                          ------------        -------------
TOTAL SHAREHOLDERS' EQUITY                                                                  16,925,483           16,006,329
                                                                                          ------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 34,836,005        $  35,085,521
                                                                                          ============        =============




            See Notes to Condensed Consolidated Financial Statements.
                                        1

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                2000             1999
                                                                                                ----             ----
NET REVENUES                                                                                $ 27,320,518     $ 28,572,312
                                                                                            ------------     ------------
COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                                     17,893,603       19,214,077

Selling and operating                                                                          4,809,968        5,281,715

General and administrative                                                                     3,408,563        3,110,864
                                                                                            ------------     ------------
TOTAL COSTS AND EXPENSES                                                                      26,112,134       27,606,656
                                                                                            ------------     ------------
INCOME FROM OPERATIONS                                                                         1,208,384          965,656

Other income (expense), net                                                                     (232,505)        (101,065)
                                                                                            ------------     ------------
Income before income tax expense                                                                 975,879          864,591

Income tax expense                                                                                56,725          363,851
                                                                                            ------------     ------------
Income from continuing operations                                                                919,154          500,740

Discontinued operations:

Loss from discontinued operations (net of income tax benefit of $556,688, 1999)                      ---       (1,080,631)
                                                                                            ------------     ------------
NET INCOME (LOSS)                                                                           $    919,154    ($    579,891)
                                                                                            ============     ============

NET INCOME (LOSS) PER SHARE: (1)

   BASIC

Weighted Average Shares Outstanding                                                           13,944,373       13,944,373
                                                                                            ============     ============
Income per share from continuing operations                                                       $ 0.07           $ 0.04
                                                                                                  ======           ======
Loss per share from discontinued operations                                                       $ 0.00          ($ 0.08)
                                                                                                  ======         ========
Income (loss) per share                                                                           $ 0.07          ($ 0.04)
                                                                                                  ======         ========

   DILUTED

Weighted Average Shares Outstanding                                                           14,573,835       13,944,373
                                                                                            ============     ============
Income per share from continuing operations                                                       $ 0.06           $ 0.04
                                                                                                  ======           ======
Loss per share from discontinued operations                                                       $ 0.00          ($ 0.08)
                                                                                                  ======         ========
Income (loss) per share                                                                           $ 0.06          ($ 0.04)
                                                                                                  ======         ========


(1)  Earnings (Loss) per share amounts are rounded


            See Notes to Condensed Consolidated Financial Statements.
                                       2

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                          2000                      1999
                                                                                          ----                      ----
OPERATING ACTIVITIES
Net income (loss) for the period                                                      $   919,154               ($ 579,891)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                                                            277,432                   338,622
  Amortization                                                                            108,390                   208,617
  Deferred rent                                                                           (11,441)                  110,418
  Provision for losses on accounts receivable                                             140,210                   157,134
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                     320,165                (2,442,745)
  Inventories                                                                                 ---                   141,500
  Deposits and other                                                                      (17,597)                   42,529
  Prepaid income taxes and deferred taxes                                                (163,013)                 (197,446)
  Other current assets                                                                   (330,637)                 (316,721)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                   967,969                   247,401
  Payroll and sales taxes                                                                 255,711                   888,854
  Deferred revenue                                                                         83,445                  (163,959)
                                                                                      -----------               -----------
    Net cash provided by (used in) operating activities                                 2,549,788                (1,565,687)
                                                                                      -----------               -----------

INVESTING ACTIVITIES
Net cash used in investing activities, Purchases of property and
    equipment                                                                             (85,434)                 (264,644)
                                                                                      -----------               -----------

FINANCING ACTIVITIES
Proceeds (repayments) of notes payable, bank, net                                      (2,126,871)                2,629,868
Proceeds (repayments) of bank overdrafts                                                  (79,888)                  716,114
Principal payments on long-term debt                                                     (257,595)                 (183,353)
Contingent amounts paid - acquisitions                                                        ---                (1,339,300)
                                                                                      -----------               -----------
    Net cash provided by (used in) financing activities                                (2,464,354)                1,823,329
                                                                                      -----------               -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                0                    (7,002)
CASH AND CASH EQUIVALENTS, BEGINNING                                                        4,571                    43,568
                                                                                      -----------               -----------
CASH AND CASH EQUIVALENTS, ENDING                                                     $     4,571               $    36,566
                                                                                      ===========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for Interest                                                $   292,000               $   170,000
                                                                                      ===========               ===========
Cash paid during the year for Income taxes                                            $   220,000               $   187,000
                                                                                      ===========               ===========


            See Notes to Condensed Consolidated Financial Statements.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 1. DESCRIPTION OF BUSINESS

Judge.com, Inc. (the "Company") (formerly The Judge Group, Inc.), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. The Company also formerly provided computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). In June 1999 the Company adopted a plan to dispose of the IMS business through the sale of substantially all of the assets of that business (see Note 3). At March 31, 2000, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and the notes thereto, included in the Company's report on Form 10-K for the year ended December 31, 1999.

Risks, Uncertainties and Management Estimates

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets - Goodwill

Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the three months ended March 31, 2000 and 1999 was approximately $101,000 in each period, and is included in general and administrative expense in the condensed consolidated statements of operations.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Reclassifications

Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Earnings Per Share

Basic earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of shares actually outstanding, increased in 1999 by contingently issuable shares based on some acquired companies achieving certain pre-tax income targets, and reduced by treasury shares held by the Company. The number of shares used in the computation for the three months ended March 31, 2000 and 1999 were approximately 13,944,000 in each period.

Diluted earnings (loss) per share amounts for the three months ended March 31, 2000 and 1999 are based on the weighted average number of shares calculated for basic earnings (loss) per share purposes increased by the number of shares that would be outstanding assuming the exercise of certain outstanding stock options issued by the Company. The number of shares used in the computation for the three months ended March 31, 2000 and 1999 were approximately 14,574,000 and 13,944,000, respectively. Outstanding options to purchase 908,250 common shares in 2000 and 1,423,050 common shares in 1999 were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the Company's common shares.

On February 26, 1998 the Company repurchased 40,000 common shares at a price of $5.50 per share, which shares are considered treasury stock.

NOTE 3.  DISCONTINUED OPERATIONS

In June 1999 the Company adopted a formal plan to dispose of the Information Management Solutions ("IMS") business. Substantially all of the net assets of the IMS business were disposed of in 1999 for total consideration of $4,357,673 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the respective purchasers consist primarily of accounts payable, accrued expenses, and equipment leases payable.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 3.  DISCONTINUED OPERATIONS  (continued)

Operating results of the IMS business for the three months ended March 31, 1999 are shown separately in the accompanying condensed consolidated income statements as "loss from discontinued operations".

Net revenues of the IMS business for the three months ended March 31, 1999 were $3,005,309. This amount is not included in net revenues in the accompanying condensed consolidated income statements for the three months ended March 31, 1999.

NOTE 4. NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the bank's prime rate (9.0% at March 31, 2000). Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires May 31, 2003 and is subject to certain covenants which from time to time have been reset by the Bank, including financial covenants requiring certain levels of net worth, cash flow coverage, and leverage, as well as limitations on capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

Included in accounts payable and accrued expenses were approximately $1,791,000 and $1,871,000 of bank overdrafts at March 31, 2000 and December 31, 1999, respectively.

NOTE 5. LONG-TERM DEBT

At March 31, 2000 long-term debt consisted of the following:

                                                                                                                 March 31, 2000
                                                                                                                 --------------
Note Payable; payable in 8 quarterly payments of $102,333 including interest at
8%, through December 2000
                                                                                                                    $ 295,116

Note Payable; payable in 36 monthly installments of $6,944 plus interest at 8%, through October 2001                  125,000

Capital lease obligation, pursuant to a sale/leaseback transaction; payable in monthly installments of $41,992, including interest and taxes, through March
2002; and a final payment of $213,750 in April 2002; collateralized by substantially all of the Company's property and equipment; the lease transfers ownership of certain office equipment to the Company at the end of the lease term
                                                                                                                    1,057,965

                                                                                                                    1,478,081

Less:  Current portion                                                                                               (776,281)
                                                                                                                   ----------

Long-term portion                                                                                                  $  701,800
                                                                                                                   ==========

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 5. LONG-TERM DEBT  (continued)

Interest expense charged to operations was approximately $249,000 and $103,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 6. INCOME TAXES

The Company files a consolidated Federal income tax return with its wholly owned subsidiaries. State income taxes are determined on the basis of filing separate returns for each subsidiary to the extent required by applicable state regulations.

In accordance with Accounting Principles Board Opinion No. 28 (Interim Financial Reporting), income taxes (benefit) are calculated at the estimated effective annual (federal and state) tax rates.

The effective tax rate for 2000 is lower than the applicable federal statutory tax rate of 34% due to the Company's utilization of certain net operating loss carryforwards. In 1999 the effective tax rate was higher than the applicable federal statutory tax rate due to state tax provisions and certain expenses that were not deductible for tax purposes.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company experienced no significant adverse effects from the rollover of the two-digit year value to 00 on January 1, 2000. The Company's computer systems continue to operate normally after the "Year 2000" transition. The Company is unaware of any significant problems in the computer systems of third parties for whom the Company implemented "Year 2000" solutions on their computer systems. Total incremental spending on "Year 2000" issues was not material and was charged to operations as incurred.

NOTE 8. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Option Plan

In September 1996 the Company adopted the 1996 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 3,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option is the fair market value of the Company's common shares on the date of the grant. The options granted are generally subject to a four-year vesting schedule in equal increments annually and are exercisable any time after vesting up to 10 years from the grant date.

During the three months ended March 31, 2000, the Company granted options to purchase 730,000 common shares at a weighted average exercise price of $1.46 per common share. No options were exercised during the period ended March 31, 2000.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan in 2000.

NOTE 9. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the three month period ended March 31, 2000, the Company placed into service approximately $280,000 of property and equipment previously classified as "other current assets".

During the three month period ended March 31, 1999, the Company did not enter into any non-cash transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999


The following discussion should be read in conjunction with the condensed consolidated financial statements of Judge.com, Inc. (formerly The Judge Group, Inc.) (the "Company") and related notes thereto appearing elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

In January 1999 the Company reorganized its operations into two business segments to enable financial analysis that more closely tracks its lines of business. The Company's Contract Placement, Permanent Placement and IT Training business was consolidated within the IT Staffing segment. The Information Management Solutions ("IMS") business was the other segment, which the Company adopted a plan to dispose of in June 1999. Through sales occurring in 1999, the Company divested substantially all of the assets of the IMS business. Operating results of the IMS business for the three months ended March 31, 1999 are shown separately in the accompanying condensed consolidated statements of operations. Net revenues of the IMS business for the three months ended March 31, 1999 were approximately $3.0 million. The IMS business incurred a loss from operations in the three months ended March 31, 1999 of approximately $1.1 million.

The Company's continuing operations experienced a decrease in revenue of approximately $1.3 million, or 4.4%, for the three months ended March 31, 2000 compared to the prior year period. This revenue decline was primarily attributable to three factors including more severe winter weather in the first two months of 2000 compared to the prior year, which prevented the Company's IT consultants from performing billable services; the completion of "Year 2000" projects on which some of the Company's consultants were working; and a general trend in the IT industry toward more permanent placement business than contract placement business. However, the Company's income from continuing operations increased approximately $.4 million, or 83.6%, in the three months ended March 31, 2000 compared to the prior year period. Such increase was primarily attributable to the Company's use of net operating loss carryforwards, as a result of certain corporate restructurings and the divestiture of the IMS business, to reduce income tax expense, as well as to reduced selling, general and administrative expenses as discussed below.

The following discussion reflects continuing operations only.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                         THREE MONTHS
                                                         ENDED MARCH 31,
                                                       2000            1999
                                                       ----            ----
Net Revenues                                          100.0%           100.0%
                                                      ------           ------
Cost of Sales  (exclusive of items shown
separately below)                                      65.5             67.2
Selling and Operating                                  17.6             18.5
General and Administrative                             12.5             10.9
                                                       ----             ----
Total Costs and Expenses                               95.6             96.6
                                                       ----             ----
Income From Continuing Operations                       4.4              3.4
Interest Income (Expense) and Other, Net               (0.8)            (0.4)
                                                       -----            -----
Income From Continuing Operations Before
Income Taxes                                            3.6%             3.0%
                                                        ====             ====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Revenues. Consolidated net revenues decreased by 4.4%, or approximately $1.3 million, to approximately $27.3 million for the three months ended March 31, 2000 compared to the prior year period. This decrease was primarily due to a decrease in the Company's contract placement revenues of approximately $1.8 million, or 7.2%, for the three months ended March 31, 2000 compared to the prior year period. This decrease was primarily attributable to three factors including more severe winter weather in the first two months of 2000 compared to the prior year, which prevented the Company's IT consultants from performing billable services; the completion of "Year 2000" projects on which some of the Company's consultants were working; and a general trend in the IT industry toward more permanent placement business than contract placement business. In the three months ended March 31, 2000 the Company billed approximately 382,000 IT consultant hours, compared to 424,000 IT consultant hours in the comparable period of 1999. The Company's average hourly billing rate for IT consultants increased to $56.02 in the quarter ended March 31, 2000 compared to $54.39 in the comparable period of 1999, which helped to mitigate the decrease in billed hours. This increase in average hourly billing rate was attributable to the Company's emphasis on higher bill rate services such as client server and web development projects. The decrease in revenues in the Company's contract placement business was partially offset by an increase of approximately $.7 million, or 25.1%, in the Company's permanent placement revenues in the period ended March 31, 2000 compared to the prior year period. This increase in permanent placement revenues was primarily attributable to an increase in the number of candidates placed in the period ended March 31, 2000 to 261 from 231 in the prior year period. The Company's IT training revenues decreased approximately $.2 million, or 15.8%, in the period ended March 31, 2000 compared to the prior year period, which was also attributable to the more severe winter weather that forced class cancellations.

Cost of Sales. Consolidated cost of sales decreased by 6.9%, or approximately $1.3 million, to approximately $17.9 million for the three months ended March 31, 2000 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 65.5% from 67.2% in the respective comparable periods. Cost of sales related to contract placements decreased to 75.8% of contract placement revenues as of March 31, 2000 compared to 76.4% the prior year period. This decrease was attributable to the Company focusing its marketing efforts on higher bill rate services as reflected in the increase in average hourly billing rate discussed above. Also contributing to the decline in cost of sales as a percentage of revenues was an increase in revenues from permanent placements that have no cost of sales, to approximately $3.5 million for the three months ended March 31, 2000 compared to approximately $2.8 million in the prior year period. Cost of sales related to IT training revenues increased approximately $16,000, or 3.8%, in the period ended March 31, 2000 compared to the prior year period, primarily due to increases in licensing fees for software utilized in training classes.

Selling and Operating. Consolidated selling and operating expenses decreased by 8.9%, or approximately $.5 million, to approximately $4.8 million for the three months ended March 31, 2000 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 17.6% from 18.5% for the three months ended March 31, 2000 compared to the prior year period. The decrease in selling and operating expenses as a percentage of consolidated net revenues was primarily due to lower commissions paid to salespeople and recruiters involved in contract placements which experienced a decline in revenues. The decrease was also attributable to management's continuing efforts to control costs in such areas as office supplies and travel and entertainment.

General and Administrative. Consolidated general and administrative expenses increased 9.6%, or approximately $.3 million, to approximately $3.4 million for the three months ended March 31, 2000 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 12.5% from 10.9% for the three months ended March 31, 2000 compared to the prior year period. Contributing to this increase was an increase of $.1 million, or 5.8%, in salary expense for the period ended March 31, 2000 compared to the prior year period. This increase primarily reflects usual and customary salary increases to existing staff. In the quarter ended March 31, 1999 the Company had allocated approximately $78,000 of its corporate overhead expenses to the discontinued IMS business. In the quarter ended March 31, 2000 those expenses are being allocated amongst the continuing operations, effectively increasing general and administrative expenses on a continuing operations comparative basis.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $249,000 and $103,000 for the three months ended March 31, 2000 and 1999, respectively. In the quarter ended March 31, 1999 the Company had allocated approximately $102,000 interest expense to the discontinued IMS business, which is included in "loss from discontinued operations" in the accompanying condensed consolidated statements of operations. Other income was approximately $16,000 and $2,000 for the three months ended March 31, 2000 and 1999, respectively. This increase in interest expense reflects the Company's increased usage of its bank borrowings to fund the expansion of the business, as well as additional debt incurred through the Company's sale/leaseback of substantially all of its fixed assets, for which a portion of the repayment reflects interest costs.

Income Taxes. The effective tax rate for the three months ended March 31, 2000 is lower than the federal statutory tax rate of 34% due to the Company's use of net operating loss carryforwards to reduce income tax expense. In the comparable period of 1999 the effective tax rate is higher than the applicable federal statutory tax rate primarily due to state tax provisions and certain book expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for working capital has increased as its revenues have grown and it has used borrowings under its credit facility to fund working capital. The Company typically maintains minimal cash balances, as reflected in the balance of approximately $5,000 as of March 31, 2000.

The Company provided cash from operations of approximately $2.5 million in the three months ended March 31, 2000 compared to funds used in operations of approximately $1.6 million for the three months ended March 31, 1999. This result is partially attributable to the Company's improved earnings of approximately $.9 million in the quarter ended March 31, 2000 compared to a net loss of approximately $.6 million in the prior year period. Additionally, the Company's accounts receivable decreased due to lower sales and improved collection procedures during the quarter ended March 31, 2000 which, in conjunction with an increase in accounts payable and accrued expenses provided approximately $1.3 million of cash from operations in 2000. In the comparable period of 1999 the Company's accounts receivable increased by approximately $2.4 million, the primary use of funds from operations in that period.

Cash purchases of fixed assets for the three months ended March 31, 2000 were approximately $85,000 compared to purchases of approximately $265,000 in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories, and software to upgrade the Company's technology infrastructure.

The Company repaid approximately $2.2 million of its line of credit and overdraft proceeds facilities in the three months ended March 31, 2000, compared to borrowings from those facilities of approximately $3.3 million in the three months ended March 31, 1999. In the three months ended March 31, 1999 the Company paid approximately $1.3 million related to its guarantee that common shares issued in connection with one of its 1998 acquisitions would equal or exceed a specified price at the anniversary date of the issuance. One such guarantee remains to be determined in August 2000, which the Company believes, based on its recent market price per common share, it has adequately accrued for. However, there can be no assurance that the Company may not be required to make payments in excess of the amount accrued. The Company also repaid approximately $257,000 of its long term obligations in the quarter ended March 31, 2000 compared to repayments of approximately $183,000 in the prior year period.

Since April 1998, the Company has had availability under a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (the "Bank"). The Line of Credit expires on May 31, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of March 31, 2000 the Company had approximately $7.6 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, which from time to time have been reset by the Bank. Such covenants include limitations on loans the Company may extend to officers and employees, the incurring of additional debt and a prohibition of the payment of dividends on the Company's common shares. The Line of Credit bears interest at the Bank's prime rate.

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


The Company experienced no significant "Year 2000" system related problems and it has continued to operate normally after January 1, 2000. The Company is unaware of any significant problems in the computer systems of third parties for whom the Company implemented "Year 2000" solutions on their computer systems. Total incremental spending on "Year 2000" issues was not material and was charged to operations as incurred.

FORWARD LOOKING INFORMATION

This report and other reports and statements made by the Company, including those filed by the Company from time to time with the Securities and Exchange Commission, contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text accompanying such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. A non-exclusive list of factors that may affect future performance can be found in the Company's Report on Form 10-K for the year ended December 31, 1999.

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

             Exhibit No.     Description of Document

                27.1         Financial Data Schedule.

         (b) No reports were filed by the Registrant on Form 8-K during the quarter ended March 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Dated:   May 12, 2000

               JUDGE.COM, INC.                         JUDGE.COM, INC.
               /s/Robert G. Alessandrini               /s/Martin E. Judge, Jr.
                  ----------------------                  --------------------
               Chief Financial Officer                 Chairman of the Board and
                                                       Chief Executive Officer