Form 10-Q
period 2000-09-30
JUDGE GROUP INC
filed 2000-11-07
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                                 JUDGE.COM, INC.
                        (FORMERLY THE JUDGE GROUP, INC.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                         23-1726661
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 Incorporation or organization)                            Identification No.)


      TWO BALA PLAZA, SUITE 800
      BALA CYNWYD, PENNSYLVANIA                                    19004
----------------------------------------                         ----------
(Address of principal executive offices)                         (zip code)


                                 (610) 667-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 18, 2000, 13,940,652 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

       JUDGE.COM, INC. (FORMERLY THE JUDGE GROUP, INC.) AND SUBSIDIARIES

                                     INDEX

NUMBER                                                                                      PAGE(S)
------                                                                                      -------
                                      PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999              1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 2000 AND 1999
                                                                                                  2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
    SEPTEMBER 30, 2000 AND 1999
                                                                                                  3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 2000 AND 1999
                                                                                                  4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                          5 - 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
                                                                                             9 - 14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              14


                                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                       14

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                        14

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                 September 30, 2000    December 31, 1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $       ---          $     4,571
Accounts receivable, net                                                                 19,821,060           18,584,708
Prepaid income taxes and deferred taxes                                                   2,805,296            2,801,245
Other                                                                                       943,878              947,823
                                                                                        -----------          -----------
TOTAL CURRENT ASSETS                                                                     23,570,234           22,338,347
                                                                                        -----------          -----------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                    5,869,094            5,083,530
Less: accumulated depreciation and amortization                                           2,860,607            2,083,785
                                                                                        -----------          -----------
NET PROPERTY AND EQUIPMENT                                                                3,008,487            2,999,745
                                                                                        -----------          -----------

OTHER ASSETS
Deposits and other                                                                          519,433              588,544
Other receivables, officers and employees                                                   501,655              400,437
Covenant not to compete, net of accumulated amortization of $89,976, 2000 and
    $82,478, 1999                                                                               ---                7,498
Goodwill, net of accumulated amortization of $1,897,987, 2000 and $1,595,313,             8,448,276            8,750,950
    1999                                                                                -----------          -----------

TOTAL OTHER ASSETS                                                                        9,469,364            9,747,429
                                                                                        -----------          -----------
TOTAL ASSETS                                                                            $36,048,085          $35,085,521
                                                                                        ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                       $   595,788          $   902,118
Accounts payable and accrued expenses                                                     6,842,061            6,358,970
Payroll and sales taxes                                                                     310,872              422,017
Deferred revenue                                                                            643,138              474,067
                                                                                        -----------          -----------
TOTAL CURRENT LIABILITIES                                                                 8,391,859            8,157,172
                                                                                        -----------          -----------

LONG-TERM LIABILITIES
Note payable, Bank                                                                        8,607,759            9,688,925
Deferred rent obligation                                                                    354,378              399,537
Debt obligations, net of current portion                                                    466,544              833,558
                                                                                        -----------          -----------
TOTAL LONG-TERM LIABILITIES                                                               9,428,681           10,922,020
                                                                                        -----------          -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at September 30,
    2000, 13,984,373 issued and 13,347,228 outstanding; at December 31, 1999,
    13,984,373 issued and 13,944,373 outstanding                                            139,843              139,843
Preferred stock, $.01 par value, 10,000,000 shares authorized                                   ---                  ---
Additional paid-in capital                                                               23,905,057           23,905,057
Deficit                                                                                 (4,449,702)          (7,818,571)
                                                                                        -----------          -----------
                                                                                         19,595,198           16,226,329
Less treasury stock, 637,145 shares at September 30, 2000; 40,000 shares at
    December 31, 1999; at cost                                                            1,367,653              220,000
                                                                                        -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                                               18,227,545           16,006,329
                                                                                        -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $36,048,085          $35,085,521
                                                                                        ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                 2000             1999
                                                                              -----------      -----------

NET REVENUES                                                                  $84,215,603      $86,712,996
                                                                              -----------      -----------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                      54,719,854       57,730,677

Selling and operating                                                          14,884,534       15,883,611

General and administrative                                                     10,137,362        9,555,258
                                                                              -----------      -----------

TOTAL COSTS AND EXPENSES                                                       79,741,750       83,169,546
                                                                              -----------      -----------

INCOME FROM OPERATIONS                                                          4,473,853        3,543,450

Other income (expense), net                                                     (700,572)        (547,306)
                                                                              -----------      -----------

Income before income tax expense                                                3,773,281        2,996,144

Income tax expense                                                                404,412        1,241,186
                                                                              -----------      -----------

Income from continuing operations                                               3,368,869        1,754,958

Discontinued operations:

Loss from discontinued operations (net of  tax benefit
    of $1,102,426, 1999)                                                              ---       (2,140,002)

Loss on disposal of discontinued operations, including provision of $134,000 for operating losses during phase-out period
    (net of  tax benefit of $1,994,830, 1999)                                         ---       (6,275,056)
                                                                              -----------      -----------

NET INCOME (LOSS)                                                             $ 3,368,869      ($6,660,100)
                                                                              ===========      ===========

NET INCOME (LOSS) PER SHARE: (1)

   BASIC

Weighted Average Shares Outstanding                                            13,819,848       13,699,304
                                                                              ===========      ===========

Income from continuing operations                                                  $ 0.24           $ 0.13

Loss from discontinued operations                                                    0.00            (0.16)

Loss from disposal of discontinued operations                                        0.00            (0.46)
                                                                              -----------      -----------

Net income (loss)                                                                  $ 0.24          ( $0.49)
                                                                              ===========      ===========
   DILUTED

Weighted Average Shares Outstanding                                            14,112,011       13,715,220
                                                                              ===========      ===========
Income from continuing operations                                                  $ 0.24           $ 0.13

Loss from discontinued operations                                                    0.00            (0.16)

Loss from disposal of discontinued operations                                        0.00            (0.46)
                                                                                   ------           ------

Net income (loss)                                                                  $ 0.24          ($ 0.49)
                                                                                   ======          =======

(1) Earnings (Loss) per share amounts are rounded


            See Notes to Condensed Consolidated Financial Statements.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                   2000              1999
                                                                                -----------       -----------

NET REVENUES                                                                    $28,827,663       $28,383,802
                                                                                -----------       -----------

COSTS AND EXPENSES

Cost of sales (exclusive of items shown separately below)                        18,729,308        18,752,613

Selling and operating                                                             5,287,243         5,030,775

General and administrative                                                        3,294,844         3,074,192
                                                                                -----------       -----------

TOTAL COSTS AND EXPENSES                                                         27,311,395        26,857,580
                                                                                -----------       -----------

INCOME FROM OPERATIONS                                                            1,516,268         1,526,222

Other income (expense), net                                                        (224,287)         (291,474)
                                                                                -----------       -----------

Income before income tax expense                                                  1,291,981         1,234,748

Income tax expense                                                                   73,647           503,253
                                                                                -----------       -----------

Income from continuing operations                                                 1,218,334           731,495

Discontinued operations:

Loss from discontinued operations (net of tax benefit of $113,314, 1999)                             (219,962)
                                                                                        ---

Gain on disposal of  discontinued  operations,  including  provision of $0 for operation losses during phase-out period (net of  tax
    expense of $4,078, 1999)                                                            ---             7,916
                                                                                -----------       -----------

NET INCOME                                                                      $ 1,218,334         $ 519,449
                                                                                ===========       ===========
NET INCOME  PER SHARE: (1)

   BASIC

Weighted Average Shares Outstanding                                              13,576,777        13,944,373
                                                                                ===========       ===========

Income from continuing operations                                                    $ 0.09            $ 0.05

Loss from discontinued operations                                                      0.00             (0.01)

Loss from disposal of discontinued operations                                          0.00              0.00
                                                                                     ------            ------

Net income                                                                           $ 0.09            $ 0.04
                                                                                     ======            ======
   DILUTED

Weighted Average Shares Outstanding                                              13,686,739        13,948,257
                                                                                ===========       ===========

Income from continuing operations                                                    $ 0.09            $ 0.05

Loss  from discontinued operations                                                     0.00             (0.01)

Loss from disposal of discontinued operations                                          0.00              0.00
                                                                                     ------            ------

Net income                                                                           $ 0.09            $ 0.04
                                                                                     ======            ======

(1)  Earnings (Loss) per share amounts are rounded


            See Notes to Condensed Consolidated Financial Statements.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                              2000                      1999
                                                                          ------------              ------------
OPERATING ACTIVITIES
Net income (loss) for the period                                          $  3,368,869               ($6,660,100)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                                                 829,309                   922,013
  Amortization                                                                 310,173                   492,207
  Loss on disposal of discontinued operations                                      ---                 6,275,056
  Deferred rent                                                                (45,159)                 (236,032)
  Provision for losses on accounts receivable                                  364,900                   659,417
  Loss on disposal of equipment                                                 13,045                   204,393
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                       (1,601,252)               (2,964,162)
  Inventories                                                                      ---                  (270,336)
  Deposits and other                                                           (32,107)                 (121,920)
  Prepaid income taxes and deferred taxes                                       (4,051)                 (253,138)
  Other current assets                                                        (276,247)                 (278,269)
Increase (decrease) in:
  Accounts payable and accrued expenses                                      1,145,381                  (777,519)
  Payroll and sales taxes                                                     (111,145)                  318,524
  Deferred revenue                                                             169,071                   184,207
                                                                          ------------              ------------
    Net cash provided by (used in) operating activities                      4,130,787                (2,505,659)
                                                                          ------------              ------------

INVESTING ACTIVITIES
Purchases of property and equipment                                           (535,994)                 (802,916)
Proceeds from disposition of businesses                                            ---                 2,788,000
                                                                          ------------              ------------
   Net cash provided by (used in) investing activities                       (535,994)                 1,985,084
                                                                          ------------              ------------

FINANCING ACTIVITIES
Proceeds (repayments) of notes payable, bank, net                           (1,081,166)                2,056,983
Proceeds (repayments) of bank overdrafts                                      (326,504)                 (173,974)
Principal payments on long-term debt                                          (708,255)                 (762,656)
Proceeds from lease payable, bank                                                  ---                 1,425,000
Purchase of Treasury stock                                                  (1,147,653)                      ---
Contingent amounts paid - acquisitions                                        (335,786)               (2,015,000)
                                                                          ------------              ------------
    Net cash provided by (used in) financing activities                     (3,599,364)                  530,353
                                                                          ------------              ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (4,571)                    9,778
CASH AND CASH EQUIVALENTS, BEGINNING                                             4,571                    43,568
                                                                          ------------              ------------
CASH AND CASH EQUIVALENTS, ENDING                                                  $ 0              $     53,346
                                                                          ============              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                  $    788,000              $    766,000
                                                                          ============              ============
Cash paid during the period for Income taxes                              $    515,000              $    578,000
                                                                          ============              ============

            See Notes to Condensed Consolidated Financial Statements.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1.  DESCRIPTION OF BUSINESS

Judge.com, Inc. (the "Company") (formerly The Judge Group, Inc.), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. The Company also formerly provided computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). In June 1999 the Company adopted a plan to dispose of the IMS business through the sale of substantially all of the assets of that business (see Note 3). At September 30, 2000, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Intangible Assets - Goodwill

Goodwill represents the excess of the cost of businesses acquired by the Company over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, and it is reasonably possible that such estimates may change in the near term. Amortization of goodwill for the three months ended September 30, 2000 and 1999 was approximately $101,000 in each period, and for the nine months ended September 30, 2000 and 1999 was approximately $302,000 in each period, and is included in general and administrative expense in the condensed consolidated statements of operations.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Earnings Per Share

Basic earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of shares actually outstanding. The number of shares used in the computation for the three months ended September 30, 2000 and 1999 were approximately 13,577,000 and 13,944,000, respectively, and for the nine months ended September 30, 2000 and 1999 were approximately 13,820,000 and 13,699,000, respectively.

Diluted earnings (loss) per share amounts for the three months and nine months ended September 30, 2000 and 1999 are based on the weighted average number of shares calculated for basic earnings (loss) per share purposes increased by the number of shares that would be outstanding assuming the exercise of certain outstanding stock options issued by the Company. The number of shares used in the computation for the nine months ended September 30, 2000 and 1999 were approximately 14,112,000 and 13,715,000, respectively. The number of shares used in the computation for the three months ended September 30, 2000 and 1999 were approximately 13,687,000 and 13,948,000, respectively. Outstanding options to purchase 1,255,696 common shares in 2000 and 1,447,550 common shares in 1999 were not included in the computation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the Company's common shares.

On February 26, 1998 the Company repurchased 40,000 common shares at a price of $5.50 per share, which shares are considered treasury stock. In June 2000 the Company's Board of Directors authorized a program to repurchase the Company's common shares on the open market to a maximum cost of $1,200,000. As of September 30, 2000 an additional 597,145 common shares at prices ranging from $1.50 to $1.97 per share had been repurchased, which shares are considered treasury stock.

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

Operating results of the IMS business for the three months and nine months ended September 30, 1999 are shown separately in the accompanying condensed consolidated income statements as "loss from discontinued operations".

Net revenues of the IMS business for the three months and nine months ended September 30, 1999 were $206,418 and $7,026,611, respectively. These amounts are not included in net revenues in the accompanying condensed consolidated income statements for the three and nine months ended September 30, 1999.

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 4.  NOTE PAYABLE, BANK

Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the bank's prime rate (9.5% at September 30, 2000) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate. Maximum permitted borrowings are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires April 30, 2003 and is subject to certain covenants which from time to time have been renegotiated by the bank and the Company, including financial covenants requiring certain levels of net worth, cash flow coverage, and leverage, as well as limitations on capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

Included in accounts payable and accrued expenses were approximately $1,545,000 and $1,871,000 of bank overdrafts at September 30, 2000 and December 31, 1999, respectively.

NOTE 5.  LONG-TERM DEBT

At September 30, 2000, long-term debt consisted of the following:

                                                                                     September 30, 2000
                                                                                     ------------------
Note Payable; payable in 8 quarterly payments of $102,333
including interest at 8%, through December 2000
                                                                                          $  100,327

Note Payable; payable in 36 monthly installments of $6,944 plus
interest at 8%, through October 2001                                                          83,333

Capital lease obligation,  pursuant to a sale/leaseback  transaction;
payable in monthly  installments of $41,992,  including interest and taxes, through March 2002; and a final payment of $213,750 in April 2002;
collateralized by substantially all of the Company's property and equipment;
the  lease  transfers ownership of certain office equipment to the Company
at the end of the lease term                                                                 865,014

Various capital leases for office equipment, such as copiers, computers, servers, and computer peripherals; payable in various monthly payments including interest; terms ranging from 36 to 60 months
                                                                                              13,658
                                                                                          ----------
                                                                                           1,062,332

Less:  Current portion                                                                      (595,788)
                                                                                          ----------
Long-term portion                                                                         $  466,544
                                                                                          ==========

Interest expense charged to operations was approximately $256,000 and $291,000 for the three months ended September 30, 2000 and 1999, respectively, and approximately $746,000 and $552,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

                        JUDGE.COM, INC. AND SUBSIDIARIES
                        (FORMERLY THE JUDGE GROUP, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 6.  INCOME TAXES (continued)

The effective tax rate for 2000 is lower than the applicable federal statutory tax rate of 34% due to the Company's utilization of certain net operating loss carryforwards, for which the Company had previously provided a valuation allowance. In 1999 the effective tax rate was higher than the applicable federal statutory tax rate due to certain financial reporting expenses that were not deductible for income tax purposes.

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

During the nine months ended September 30, 2000, the Company granted options to purchase 1,052,000 common shares at a weighted average exercise price of $1.47 per common share. No options were exercised during the period ended September 30, 2000.

The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan in 2000.

NOTE 8.  STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the nine month period ended September 30, 2000, the Company entered into the following non-cash transactions:

o placed into service approximately $280,000 of property and equipment previously classified as "other current assets".

o entered into certain lease arrangements for the purchase of equipment in the amount of approximately $34,900

During the nine month period ended September 30, 1999, the Company entered into the following non-cash transactions:

o entered into certain lease arrangements for the purchase of equipment in the amount of approximately $345,700


o    recorded the following with respect to the disposition of the IMS segment:

       reduced contingent stock price payables which were forgiven in the amount of approximately $952,000;

       reduced earnouts payable which were forgiven in the amount of approximately $718,000;

       recorded note and advances receivable of $2,223,000 related to disposition proceeds;

       wrote off approximately $7,063,000 of goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The following discussion should be read in conjunction with the condensed consolidated financial statements of Judge.com, Inc. (formerly The Judge Group, Inc.) (the "Company") and related notes thereto appearing elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

The Company's operations, including its Contract Placement, Permanent Placement and IT Training business, were consolidated within the IT Staffing segment in January 1999 to enable financial analysis that more closely tracks its lines of business. Formerly, the Company also operated another segment through its Information Management Solutions ("IMS") business, which the Company adopted a plan to dispose of in June 1999. During 1999 the Company sold substantially all of the assets of the IMS business, and incurred a loss on disposal of approximately $6.3 million. Operating results of the IMS business for the three and nine months ended September 30, 1999 are shown separately in the accompanying condensed consolidated statements of operations. Net revenues of the IMS business for the three and nine months ended September 30, 1999 were approximately $0.2 million and $7.0 million, respectively.

The Company's continuing operations experienced a decrease in revenue of approximately $2.5 million, or 2.9%, for the nine months ended September 30, 2000 compared to the prior year period. This revenue decline was primarily attributable to several factors including more severe winter weather in the first two months of 2000 compared to the prior year, which prevented the Company's IT consultants from performing billable services; the completion of "Year 2000" projects on which some of the Company's consultants were working; and a general trend in the IT industry toward more permanent placement business instead of contract placement business. However, the Company's income from continuing operations increased approximately $1.6 million, or 92.0%, in the nine months ended September 30, 2000 compared to the prior year period. Such increase was primarily attributable to higher gross profit, reduced selling, general and administrative expenses, as more fully discussed below, and the Company's use of net operating loss carryforwards, as a result of certain corporate restructurings and the divestiture of the IMS business, to reduce income tax expense.

The following discussion reflects continuing operations only.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                THREE MONTHS                    NINE MONTHS
                                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                            ----------------------         ----------------------
                                                             2000             1999          2000             1999
                                                            -----            -----         -----            -----
Net Revenues                                                100.0%           100.0%        100.0%           100.0%
                                                            ------           ------        ------           ------
Cost of Sales  (exclusive of items shown separately
    below)                                                   65.0             66.1          65.0             66.6
Selling and Operating                                        18.3             17.7          17.7             18.3
General and Administrative                                   11.4             10.8          12.0             11.0
                                                            -----             ----         -----            -----
Total Costs and Expenses                                     94.7             94.6          94.7             95.9
                                                            -----             ----         -----            -----
Income From Continuing Operations                             5.3              5.4           5.3              4.1
Interest Income (Expense) and Other, Net                     (0.8)            (1.0)         (0.8)            (0.6)
                                                            -----            -----         -----            -----
Income From Continuing Operations Before Income Taxes
                                                              4.5%             4.4%          4.5%             3.5%
                                                            =====            =====         =====            =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Revenues. Consolidated net revenues increased by 1.6%, or approximately $0.4 million, to approximately $28.8 million for the three months ended September 30, 2000 compared to the prior year period. This increase was primarily due to an increase in the Company's permanent placement revenues of approximately $0.5 million, or 9.3%, and an increase in the Company's IT training revenues of approximately $0.6 million, or 116.9% for the three months ended September 30, 2000 compared to the prior year period. These increases were partially offset by a decrease in the Company's contract placement business of approximately $0.7 million, or 3.0% for the three months ended September 30, 2000 compared to the prior year period. This decrease was attributable to several factors including the completion of "Year 2000" projects on which some of the Company's consultants were working, and a general trend in the IT industry toward more permanent placement business instead of contract placement business. In the three months ended September 30, 2000 the Company billed approximately 368,000 IT consultant hours, compared to 405,000 IT consultant hours in the comparable period of 1999. The Company's average hourly billing rate for IT consultants increased to $61.63 in the quarter ended September 30, 2000 compared to $56.34 in the comparable period of 1999, which helped to mitigate the decrease in billed hours. This increase in average hourly billing rate was primarily attributable to the Company's emphasis on higher bill rate services such as client server and web development projects. The increase in permanent placement revenues was primarily attributable to an increase in the number of candidates placed in the period ended September 30, 2000 to 268 from 250 in the prior year period. The increase in revenues in the Company's IT training business was attributable to an increase in trainer brokerage business, in which the Company acts as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. The Company only supplies the contract trainer, thereby eliminating most direct costs of this revenue. The Company's trainer brokerage program generated approximately $451,000 in revenues in the quarter ended September 30, 2000 compared to $77,000 in revenues in the prior year period.

Cost of Sales. Consolidated cost of sales remained unchanged at approximately $18.7 million for the three months ended September 30, 2000 compared to the comparable period in 1999. Cost of sales as a percentage of consolidated net revenues decreased to 65.0% from 66.1% in the respective comparable periods. Cost of sales related to contract placements increased to 75.7% of contract placement revenues as of September 30, 2000 compared to 74.4% the prior year period. This increase was more than offset by an increase in revenues from permanent placements that have no cost of sales, to approximately $3.6 million for the three months ended September 30, 2000 compared to approximately $3.1 million in the prior year period. Cost of sales related to IT training revenues increased approximately $190,000, or 48.9%, in the period ended September 30, 2000 compared to the prior year period, primarily due to additional trainers required for the trainer brokerage program discussed above.

Selling and Operating. Consolidated selling and operating expenses increased by 5.1%, or approximately $0.3 million, to approximately $5.3 million for the three months ended September 30, 2000 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 18.3% from 17.7% for the three months ended September 30, 2000 compared to the prior year period. The increase in selling and operating expenses as a percentage of consolidated net revenues was primarily due to commissions paid to salespeople and recruiters involved in permanent placements, which experienced an increase in revenues. The increase was also attributable to a refund of approximately $108,000 of workman's compensation insurance premiums in the quarter ended September 30, 1999 that was not repeated in the quarter ended September 30, 2000.

General and Administrative. Consolidated general and administrative expenses increased 7.2%, or approximately $0.2 million, to approximately $3.3 million for the three months ended September 30, 2000 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 11.4% from 10.8% for the three months ended September 30, 2000 compared to the prior year period. Contributing to this increase was an increase of $0.1 million, or 3.8%, in salary expense for the period ended September 30, 2000 compared to the prior year period. This increase primarily reflects usual and customary salary increases to existing staff. Also contributing to the increase was an increase of $0.1 million in depreciation expense for the period ended September 30, 2000 compared to the prior year period. This increase was primarily attributable to computer equipment and software installed in late 1999 and early 2000 to upgrade the Company's technology infrastructure.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $256,000 and $291,000 for the three months ended September 30, 2000 and 1999, respectively. Other income was approximately $32,000 and $0 for the three months ended September 30, 2000 and 1999, respectively. This decrease in total interest expense reflects the Company's decreased usage of its bank borrowings which had been used in 1999 to fund the IMS losses, partially offset by additional interest expense related to debt incurred in 1999 through the Company's sale/leaseback of substantially all of its fixed assets.

Income Taxes. The effective tax rate for the three months ended September 30, 2000 is lower than the federal statutory tax rate of 34% due to the Company's use of net operating loss carryforwards, for which the Company previously provided a valuation allowance, to reduce income tax expense. In the comparable period of 1999 the effective tax rate is higher than the applicable federal statutory tax rate primarily due to state tax provisions and certain financial reporting expenses not deductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Revenues. Consolidated net revenues decreased by 2.9%, or approximately $2.5 million, to approximately $84.2 million for the nine months ended September 30, 2000 compared to the prior year period. This decrease was primarily due to a decrease in the Company's contract placement revenues of approximately $4.8 million, or 6.4%, for the nine months ended September 30, 2000 compared to the prior year period. This decrease was attributable to several factors including more severe winter weather in the first two months of 2000 compared to the prior year, which prevented the Company's IT consultants from performing billable services; the completion of "Year 2000" projects on which some of the Company's consultants were working; and a general trend in the IT industry toward more permanent placement business instead of contract placement business. In the nine months ended September 30, 2000 the Company billed approximately 1,127,000 IT consultant hours, compared to 1,255,000 IT consultant hours in the comparable period of 1999. The Company's average hourly billing rate for IT consultants increased to $58.52 in the nine months ended September 30, 2000 compared to $55.32 in the comparable period of 1999, which helped to mitigate the decrease in billed hours. This increase in average hourly billing rate was primarily attributable to the Company's emphasis on higher bill rate services such as client server and web development projects. The decrease in revenues in the Company's contract placement business was partially offset by an increase of approximately $1.5 million, or 16.5%, in the Company's permanent placement revenues in the nine months ended September 30, 2000 compared to the prior year period. This increase in permanent placement revenues was primarily attributable to an increase in the number of candidates placed in the nine months ended September 30, 2000 to 808 from 744 in the prior year period. Revenues in the Company's IT training operations also increased approximately $0.7 million, or 30.0%, in the nine months ended September 30, 2000 compared to the prior year period.

Cost of Sales. Consolidated cost of sales decreased by 5.2%, or approximately $3.0 million, to approximately $54.7 million for the nine months ended September 30, 2000 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 65.0% from 66.6% in the respective comparable periods. Cost of sales related to contract placements was relatively unchanged at 75.6% of contract placement revenues as of September 30, 2000 compared to 75.5% the prior year period. The decline in cost of sales as a percentage of revenues was primarily due to the increase in revenues discussed above from permanent placements that have no cost of sales. Cost of sales related to IT training revenues increased approximately $0.4 million, or 30.0%, in the nine months ended September 30, 2000 compared to the prior year period, primarily due to additional trainers required for the trainer brokerage program discussed earlier.

Selling and Operating. Consolidated selling and operating expenses decreased by 6.3%, or approximately $1.0 million, to approximately $14.9 million for the nine months ended September 30, 2000 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 17.7% from 18.3% for the nine months ended September 30, 2000 compared to the prior year period. The decrease in selling and operating expenses as a percentage of consolidated net revenues was primarily due to lower commissions paid to salespeople and recruiters involved in contract placements, which experienced a decline in revenues. The decrease was also attributable to lower provisions for bad debts due to improved credit and collection efforts, and to management's continuing efforts to control costs in such areas as telephone and travel and entertainment.

General and Administrative. Consolidated general and administrative expenses increased 6.1%, or approximately $0.6 million, to approximately $10.1 million for the nine months ended September 30, 2000 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 12.0% from 11.0% for the nine months ended September 30, 2000 compared to the prior year period. Contributing to this increase was an increase of $0.4 million, or 6.7%, in salary expense for the period ended September 30, 2000 compared to the prior year period. This increase primarily reflects usual and customary salary increases to existing staff. Also contributing to the increase in general and administrative expense was an increase in depreciation expense of $0.2 million, or 31.1%, for the nine months ended September 30, 2000 compared to the prior year period. This increase was due primarily to computer equipment and software installed in late 1999 and early 2000 to upgrade the Company's technology infrastructure. In the nine months ended September 30, 1999 the Company had incurred a loss on disposal of obsolete computer equipment of approximately $0.2 million, which loss was not incurred again in the current year period. Management believes the rate of increase in general and administrative expense reflects its continuing efforts to control overhead costs.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $746,000 and $552,000 for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 1999 the Company had allocated approximately $333,000 interest expense to the discontinued IMS business, which is included in "loss from discontinued operations" in the accompanying condensed consolidated statements of operations. Other income was approximately $45,000 and $4,000 for the nine months ended September 30, 2000 and 1999, respectively. This decrease in total interest expense reflects the Company's decreased usage of its bank borrowings which had been used in 1999 to fund the IMS losses, partially offset by additional interest expense related to debt incurred in 1999 through the Company's sale/leaseback of substantially all of its fixed assets.

Income Taxes. The effective tax rate for the nine months ended September 30, 2000 is lower than the federal statutory tax rate of 34% due to the Company's use of net operating loss carryforwards, for which the Company previously provided a valuation allowance, to reduce income tax expense. In the comparable period of 1999 the effective tax rate is higher than the applicable federal statutory tax rate primarily due to state tax provisions and certain financial reporting expenses not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used borrowings under its credit facility to fund its working capital needs as its business has expanded. The Company utilizes a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the balance of $0 as of September 30, 2000.

The Company provided cash from operations of approximately $4.1 million in the nine months ended September 30, 2000 compared to funds used in operations of approximately $2.5 million for the comparable period of 1999. This result is partially attributable to the Company's improved earnings of approximately $3.4 million in the nine months ended September 30, 2000 compared to a net loss of approximately $6.7 million in the prior year period, which loss included a $6.3 million non-cash loss on disposal of discontinued operations. The Company's accounts payable and accrued expenses increased approximately $1.1 million which generated cash in the nine months ended September 30, 2000 compared to a decrease of $0.8 million which used cash in the comparable period of 1999. In the nine months ended September 30, 2000 the Company's accounts receivable increased by approximately $1.6 million compared to an increase of approximately $3.0 million in the comparable period of 1999.

Cash purchases of fixed assets for the nine months ended September 30, 2000 were approximately $536,000 compared to purchases of approximately $803,000 in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories, and software to upgrade the Company's technology infrastructure. The Company believes that such purchases will continue at approximately the same level for the remainder of 2000. In the nine months ended September 30, 1999 the Company received approximately $2.8 million in proceeds from disposition of the IMS business.

The Company repaid approximately $1.4 million of its line of credit and overdraft proceeds facilities in the nine months ended September 30, 2000, compared to borrowings from those facilities of approximately $1.9 million in the nine months ended September 30, 1999. In the nine months ended September 30, 2000 the Company paid approximately $0.3 million related to its guarantee that common shares issued in connection with its 1998 acquisitions would equal or exceed a specified price at the anniversary date of the issuance compared to payment of approximately $2.0 million in the prior year period. In the nine months ended September 30, 1999 the Company completed a sale/leaseback of certain of its fixed assets which generated approximately $1.4 million cash. The lease obligation is repayable in 36 monthly rental payments. In June 2000 the Company's Board of Directors authorized a program to repurchase the Company's common shares on the open market to a maximum cost of $1,200,000. As of September 30, 2000 the Company had paid approximately $1,148,000 to repurchase 597,145 of its common shares.

Since April 1998, the Company has had availability under a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (the "Bank"). The Line of Credit expires on April 30, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of September 30, 2000 the Company had approximately $8.6 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants, which from time to time have been reset by the Bank. Such covenants include limitations on loans the Company may extend to officers and employees, the incurring of additional debt and a prohibition of the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the bank's prime rate or 200 basis points over the London Inter-bank Offering Rate ("LIBOR").

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

In the nine month period ended September 30, 2000, the Company was awarded a judgment by the Court of Common Pleas of Montgomery County, Pennsylvania in the amount of approximately $2.3 million in a case filed in 1997 against the Alliance Consulting Group, Inc. and three of its employees. Such judgment is subject to Pennsylvania mandated appeals process and no assurances can be given that any of such award will actually be received by the Company, nor when such receipt, if any, will occur.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

             Exhibit No.     Description of Document

                27.1         Financial Data Schedule.

     (b) One report on Form 8-K was filed pursuant to Item 4 thereof by the Registrant during the quarter ended September 30, 2000, on August 3, 2000 related to a change in the Registrant's certifying accountant due to the merger of its former certifying accountant with and into McGladrey & Pullen LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Dated: October 27, 2000

     JUDGE.COM, INC.                             JUDGE.COM, INC.

     /s/ Robert G. Alessandrini                  /s/ Martin E. Judge, Jr.
     ---------------------------                 -------------------------------
     Chief Financial Officer                     Chairman of the Board and
                                                 Chief Executive Officer