Form 10-K
period 2000-12-31
JUDGE GROUP INC
filed 2001-03-27
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
                           (formerly Judge.com, Inc.)
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         As of March 15, 2001, the approximate aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,283,000 based on the closing sales price of $1.19 of the Registrant's Common Stock on the NASDAQ Stock Market.
         As of March 15, 2001, 14,090,652 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
         Certain portions, as expressly described in this Report, of the Registrant's Proxy Statement for the 2001 Annual Meeting of the stockholders, to be filed within 120 days of December 31, 2000, are incorporated by reference into Part III, Items 10 - 13, of this Report.

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

For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by non-affiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially owned by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

                                ITEM 1. BUSINESS

GENERAL

         The Judge Group, Inc. (the "Company") (formerly Judge.com, Inc.), incorporated in Pennsylvania in June 1970, services the information technology ("IT") and engineering needs of its clients by providing IT and engineering personnel on both a temporary contract basis ("technical consultants") and on a permanent basis, and by providing standard and customized IT training for established and emerging software applications.

         The Company provides technical consultants skilled in a variety of fields, such as software applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet/Web-Site design, project consulting, project management, and Help Desk management. Technical consultants are provided on a nationwide basis through the Company's National Division, and on a regional and local level through a network of 8 offices in 8 states. The Company maintains a database of approximately 210,000 technical consultants, and in 2000 provided over 1,900 technical consultants to approximately 630 clients.

         The Company provides IT and engineering personnel on a permanent basis to clients nationwide through a network of 8 offices in 7 states, and maintains a database of approximately 201,000 candidate professionals. In 2000, the Company placed 1,060 candidates with more than 680 clients.

         The Company provides training on a range of software and network applications to the Company's technical consultants and in-house personnel, as well as to corporate, governmental, and individual clients. It currently offers licensed diploma courses, certificate courses, and more than 130 open-enrollment courses, either in its own computer labs or at client locations. In addition to expanding the Company's range of technical service offerings, the training business assists the Company in identifying emerging technologies and integrating such technologies into its organization. The Company offers an

Instructor Staffing Service that provides trainers in all areas of IT to other training schools and centers throughout the country, allowing the Company a nationwide IT training presence.

         In February 2000, the Company announced a new service of on-line recruiting through a website which contains both on-line resumes and job postings. This service is intended to provide a regional job board specifically tailored to the IT industry. Following its development and testing the website service was formally launched in late 2000. Initially the Company is offering the service in its headquarters region, and plans to expand this targeted service on a regional basis throughout the United States.

         In January 2001, the Company announced a new web enabled service through which the Company will be the primary staffing provider and will manage all staffing functions for clients, including the sub-contracting of services to associate staffing providers. This process will provide automated management tools and staff delivery systems to assist clients in reaching their objectives. Clients will benefit from reduced costs, increased control and accountability, as well as improved staffing results. The Company anticipates this service will be implemented by the second quarter of 2001.

         The Company's operations, including its contract placement, permanent placement and IT training business, were consolidated within the IT Staffing segment in January 1999 to enable financial analysis that more closely tracks its lines of business. Previously, the Company also operated another segment through its Information Management Solutions ("IMS") business. During 1999, the Company sold substantially all of the assets of the IMS business. The results of operations of the IMS business for 1999 and 1998 are shown separately in the accompanying consolidated statements of operations as "loss from discontinued operations".

CONTINUING OPERATIONS

         The Company has provided IT and engineering personnel on a permanent basis since the Company was founded in 1970. Permanent placements generated revenues of $11.0 million, $12.2 million, and $14.4 million in 1998, 1999 and 2000, respectively, representing 11.5%, 10.7%, and 12.6% of total Company revenues for the respective periods. The Company provides IT and engineering personnel on a permanent basis nationwide through its regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Tampa and Jacksonville, Florida; Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; and Nashville, Tennessee. The Texas, Georgia, and Illinois locations were added through an acquisition in 1998. In 2000, the Company began providing permanent placement services from its Jacksonville, Florida and Nashville, Tennessee offices, which were initially opened to provide contract placements. A significant portion of the Company's engineering placements are in food related industries and, to a lesser extent, the pharmaceutical industry. The Company maintains a database of over 200,000 engineering and IT candidate professionals, and in 2000 it placed 1,060 professionals with more than 680 clients. As compensation for its services, the Company receives a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves such position during a standard period (typically thirty to ninety days).

         In 1986, the Company began to provide technical consultants on a temporary contract basis, which generated revenue of $81.3 million, $98.5 million and $95.6 million in fiscal 1998, 1999 and 2000, respectively, representing 85.4%, 86.6% and 83.7% of the Company's consolidated net revenues in those periods. The Company provides IT, engineering and other professional consultants on a contract basis to organizations with complex technology and staffing needs through its regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Alexandria, Virginia; Needham, Massachusetts; Providence, Rhode Island; Walled Lake, Michigan; Raleigh, North Carolina; Nashville, Tennessee; and nationally through its National Division based in Providence. The Company maintains a database of approximately 210,000 technical consultants, and in 2000 placed over 1,900 consultants with approximately 630 clients. Typical engagements range in duration from six to twelve months, though some of the Company's technical consultants have been performing services for its clients for a period of more than seven years. The Company's technical consultants and independent contractors often work jointly with clients' in-house IT personnel. This portion of the Company's operations periodically experiences diminished revenue growth in the fourth quarter due to the effect of the Thanksgiving and Christmas holidays. Further, revenues can be depressed in the first quarter due to the effect of winter weather which can prevent contractors from performing billable services.

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

         The Company has expanded the type of skilled personnel its contract placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. During 1999 and continuing in 2000, the Company increased the hiring of technical consultants as "bench employees", which are full time Company employees that receive lower hourly rates than technical consultants that are retained on a per job basis. Bench employees are paid their hourly rate even if they are not billed to a client. The use of bench employees increases the Company's profit margin due to the lower hourly rate paid the employee. However, there would be an adverse effect on net income if bench employees were not fully occupied for clients. The Company has focused its efforts on attracting and placing contractors with more specialized skills thereby enabling the Company to achieve higher margin placements.

         Originally established in 1991, the National Division provides both engineering and IT personnel on a contract basis nationwide, primarily to larger national corporations. Revenue attributable to the National Division was $12.4 million, $13.6 million, and $12.3 million in 1998, 1999, and 2000, respectively, representing 13.0%, 12.0% and 10.8% of total Company revenues for the respective periods.

         The Company has provided IT training since September 1996, when it acquired an IT training business. It provides training in a variety of software and network applications and generated revenue of $3.0 million, $3.0 million, and $4.3 million in 1998, 1999, and 2000, respectively, which represented 3.1%, 2.6%, and 3.8% of the Company's consolidated net revenues during such periods. The Company provides IT training services at its facility in Bala Cynwyd, Pennsylvania and at various off-site locations. The Company delivers certified training for all Microsoft products at its location. It provides custom IT training for clients across all hardware and software platforms, dependent on the needs and requirements of the client. The IT training business is an authorized training center for many major software manufacturers, including Microsoft Corporation, Adobe Systems Incorporated and Quark, Inc. The Company is a Microsoft Solutions Provider and Certified Technical Education Center. The Company's diploma programs in Desktop Publishing, Business Software, Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veterans' education by the U.S. Veterans Administration. The Company frequently conducts its courses at the in-house facilities of its corporate clients and has the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by its clients.

DISCONTINUED OPERATIONS

         In June 1999 the Company adopted a plan to dispose of the IMS business. Through sales occurring from June through August 1999, the Company divested substantially all of the assets of the IMS business for total consideration of approximately $4.4 million consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. The Company incurred a loss on disposal of the IMS business of approximately $6.3 million (net of tax effect of $2.0 million). Included in such loss was the write off of approximately $7.1 million of goodwill representing the unamortized balance of goodwill recorded in 1998 when the Company purchased all or substantially all of the business of three IMS companies. Also included in such loss was an estimated loss for operations during the phase out period of approximately $0.1 million for the remaining business, which was sold in August 1999.

         Operating results of the IMS business for the years ended December 31, 1999 and 1998 are shown separately in the accompanying consolidated statements of operations. Net revenues of the IMS business for the years ended December 31, 1999 and 1998 were approximately $7.0 million and $19.3 million, respectively.

INTELLECTUAL PROPERTY

         While the Company does not own any patents, registered copyrights or trademarks, it routinely enters into non-disclosure and confidentiality agreements with employees, contractors, consultants and customers. Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

CUSTOMERS

         The primary industries served by the Company include financial services, manufacturing, software/computers, government, food, and pharmaceutical. In 2000, no customer accounted for more than 10% of the Company's consolidated revenues.

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

         Within any given geographical or technical specialty market, the Company competes for clients with other IT, engineering and professional service providers, outsourcing and consulting companies and, to a lesser extent, temporary personnel agencies. The majority of the competition is made up of smaller local and regional firms with a strong presence in their local market. The Company occasionally competes with a nationally franchised firm. The principal competitive factors for obtaining and retaining clients include: the ability to match technical consultant skills and personality with the client's requirements and culture; expertise of its technical consultants; price; client satisfaction; and overall responsiveness to client needs. The Company competes for technical consultants with other professional service providers, outsourcing and consulting companies, temporary personnel agencies and client companies. The principal competitive factors for recruiting and retaining technical consultants include compensation, availability and quality of benefits, consistent flow of high quality, varied assignments and an understanding of consultant skills and work preferences.

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

REGULATION

         The Company's operations, as currently conducted, are subject to governmental regulation in New Jersey, where the Company's Permanent Placement business is a licensed employment agency, and its Contract Placement business has registered with the Temporary Help Service Section of the Bureau of Employment and Personnel Services, part of the Division of Consumer Affairs of the Department of Law and Public Safety, and in Massachusetts where its Contract Placement business is registered as a service firm with the Massachusetts

Department of Labor and Workforce Development. Compliance with such New Jersey and Massachusetts regulations has not and is not expected to have a material effect on the Company's business. The Company is unaware of any other jurisdictions in which its operations are subject to material governmental regulation.

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

EMPLOYEES

         As of December 31, 2000, the Company had 331 full-time, non-consultant, employees. On that date, there were also approximately 782 IT consultants working on full-time assignments for the Company's clients, of which approximately 80% were treated as employees of the Company and 20% were treated as independent contractors for federal and state tax purposes. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

                               ITEM 2. PROPERTIES

         The Company does not own any real property. The Company has leased offices in the following locations:

                                     SQUARE                LEASE                     SERVICES OFFERED AS OF
        OFFICE                        FEET               EXPIRATION                      DECEMBER 31, 2000
        ------                       -----               ----------                      -----------------
Bala Cynwyd, Pennsylvania            35,900           October 31, 2004       Contract Placement; Permanent Placement;
                                                                                            IT Training
Providence, Rhode Island              7,100            March 30, 2004                   Contract Placement
Edison, New Jersey                   11,800           February 28, 2006       Contract Placement; Permanent Placement
Alexandria, Virginia                  3,900           December 31, 2005                 Contract Placement
Tampa, Florida                        6,900             May 31, 2003                    Permanent Placement
Needham, Massachusetts                7,000            March 31, 2005                   Contract Placement
Walled Lake, Michigan                 4,300           February 28, 2006                 Contract Placement
Alpharetta, Georgia                   4,800          September 30, 2003                 Permanent Placement
Arlington, Texas                      2,800             June 30, 2005                   Permanent Placement
Downers Grove, Illinois               2,700           October 31, 2001                  Permanent Placement
Jacksonville, Florida                 2,900           November 30, 2003                 Permanent Placement
Raleigh, North Carolina               3,900           January 31, 2005                  Contract Placement
Nashville, Tennessee                  2,700           December 31, 2001       Contract Placement; Permanent Placement


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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.



                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED SHAREHOLDER MATTERS.

         The Company's Common Shares, $0.01 par value per share, are traded on The NASDAQ National Stock Market under the symbol JUDG. The closing quotation for the Company's Common Shares on March 15, 2001 was $1.19. At March 15, 2001, there were 197 shareholders of record of the Company's Common Shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of the Company's Common Shares for the periods indicated:

                                                        Price Range
                                                        -----------
                                              High                       Low
                                              ----                       ---
           Fiscal 1999
              First Quarter                  $ 2.313                   $ 1.250
              Second Quarter                 $ 1.969                   $ 1.344
              Third Quarter                  $ 1.688                   $ 0.969
              Fourth Quarter                 $ 1.813                   $ 0.938
           Fiscal 2000
              First Quarter                  $ 3.250                   $ 1.438
              Second Quarter                 $ 2.250                   $ 1.000
              Third Quarter                  $ 1.875                   $ 1.219
              Fourth Quarter                 $ 1.563                   $ 0.813


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

         On December 29, 2000, the Company issued 150,000 shares of its common stock at a purchase price of $1.00 per share for aggregate consideration of $150,000 to a former executive of the Company in accordance with the terms of a separation agreement entered into by the Company and the former executive.

         The sale and issuance of securities in the transaction described above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder.

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


                                                                 YEARS ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS DATA
                                                2000           1999            1998            1997            1996
                                                ----           ----            ----            ----            ----
                                                           (In thousands, except per share data)
Net revenues                                 $114,217        $113,705         $95,218        $ 82,083       $ 68,157
Cost of sales                                  74,356          75,570          64,316          57,616         49,446
Selling and operating expenses                 20,400          20,563          18,874          12,190         11,075
General and administrative expenses            13,514          12,535          10,189           5,931          4,523
Non-recurring charges                             917               0           1,019               0              0
                                             --------        --------       ---------        --------       --------
  Total costs and expenses                    109,187         108,668          94,398          75,737         65,044
                                             --------        --------       ---------        --------       --------
Operating Income                                5,030           5,037             820           6,346          3,113
Interest income (expense), net                  (947)           (816)            (60)             141          (642)
Other income                                        0               0               0              29              0
                                             --------        --------       ---------        --------       --------
Income before income taxes                      4,083           4,221             760           6,516          2,471
Income tax expense                                100           1,877             752           2,373            939
Minority interest income                            0               0               0               0          (888)
                                             --------        --------       ---------        --------       --------
Income from continuing operations               3,983           2,344               8           4,143          2,420
Loss from discontinued operations                   0         (2,153)         (5,125)         (1,431)        (1,513)
Loss on disposal of discontinued
operations                                          0         (6,275)               0               0              0
                                             --------        --------       ---------        --------       --------
Net income (loss)                            $  3,983       ($ 6,084)       ($ 5,117)         $ 2,712          $ 907
                                             ========        ========       =========        ========       ========
Income from continuing operations per
Common Share:       Basic                      $ 0.29          $ 0.17          $ 0.00          $ 0.32         $ 0.29
                                             ========        ========       =========        ========       ========
                    Diluted                    $ 0.29          $ 0.17          $ 0.00          $ 0.32         $ 0.27
                                             ========        ========       =========        ========       ========
Loss from discontinued operations:
                    Basic                      $ 0.00        ($ 0.15)        ($ 0.38)        ($ 0.11)       ($ 0.19)
                                             ========        ========       =========        ========       ========
                    Diluted                    $ 0.00        ($ 0.15)        ($ 0.38)        ($ 0.11)       ($ 0.17)
                                             ========        ========       =========        ========       ========
Basic and Diluted loss from disposal of
discontinued operations                        $ 0.00        ($ 0.46)          $ 0.00          $ 0.00         $ 0.00
                                             ========        ========       =========        ========       ========
Basic and Diluted net income (loss)            $ 0.29        ($ 0.44)        ($ 0.38)          $ 0.21         $ 0.10
                                             ========        ========       =========        ========       ========

Basic weighted average shares                  13,702          13,761          13,458          12,761          8,473
                                             ========        ========       =========        ========       ========
Diluted weighted average shares                13,924          13,797          13,458          12,826          9,114
                                             ========        ========       =========        ========       ========


                                                                     AS OF DECEMBER 31,
BALANCE SHEET DATA:                                  2000           1999          1998           1997          1996
                                                     ----           ----          ----           ----          ----
                                                                       (Dollars in thousands)
Working capital                                    $ 16,608       $ 14,181      $ 12,213       $ 18,525       $ 8,253
Total assets                                         37,341         35,086        47,885         31,934        21,969
Notes payable, including current portion(1)           9,167          9,689         9,882              0        10,161
Other long-term obligations, including
current portion                                       1,457          2,135         1,996            355         3,105
Shareholders' equity                                 18,992         16,006        23,081         26,274         1,122

-----------
(1) Includes line of credit and term loan.


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

OVERVIEW

         The Company's operations, including its contract placement, permanent placement and IT training business, were consolidated within the IT Staffing segment in January 1999 to enable financial analysis that more closely tracks its lines of business. Previously, the Company also operated another segment through its Information Management Solutions ("IMS") business. During 1999, the Company sold substantially all of the assets of the IMS business for total consideration of approximately $4.4 million consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. The Company incurred a loss on disposition of the IMS business of approximately $6.3 million (net of tax effect of $2.0 million). Included in such loss was the write-off of approximately $7.1 million of goodwill representing the unamortized balance of goodwill recorded in 1998 when the Company purchased all or substantially all of the business of three IMS companies. Also included in such loss was an estimated loss for operations during the phase out period of approximately $0.1 million for the remaining business, which was sold in August 1999.

         Operating results of the IMS business for the years ended December 31, 1999 and 1998 are shown separately in the accompanying consolidated statements of operations. Net revenues of the IMS business for the years ended December 31, 1999 and 1998 were approximately $7.0 million and $19.3 milllion, respectively.

         The Company's continuing operations experienced an increase in revenue of approximately $0.5 million, or 0.5%, for the twelve months ended December 31, 2000 compared to the prior year period. This relatively flat revenue was primarily attributable to several factors including more severe winter weather in the first two months of 2000 compared to the prior year, which prevented the Company's IT consultants from performing billable services; the completion of "Year 2000" projects on which some of the Company's consultants were working; and a general trend in the IT industry toward more permanent placement business instead of contract placement business. However, the Company's income from continuing operations increased approximately $1.6 million, or 69.9%, in the year ended December 31, 2000 over the prior year period. Such increase was primarily attributable to higher gross profit and a reduction in income tax expense. The reduction in income tax expense was the result of the Company's use of net operating loss carryforwards, and the reduction of the deferred tax asset valuation allowance, which was a result of certain corporate restructurings.

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

-------------
(1) Includes amounts paid in 1999 based on the business attaining certain pre-tax income amounts in the period ended December 31, 1998.

         The Company made no acquisitions in 1999 or in 2000.

REVENUES

         The Company's contract placement revenues are derived from professional service activities, primarily the placement of skilled IT, engineering and professional personnel whose work is billed at an hourly rate. An engagement of the Company's technical consultants typically lasts from six to 12 months. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. For the year ended December 31, 2000, total hours billed were 1,515,374, with an average billing rate of $59.27, compared to total hours billed of 1,647,103 with an average billing rate of $55.27 for the prior year period. The Company believes that the increase in the average billing rates for its technical consultants has resulted from its emphasis on higher bill rate services, such as client server and web development projects. Cost of sales in the contract placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist primarily of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation.

         The Company's permanent placement revenues are generated from one-time fees received upon successful placements of engineering and IT professionals with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 33% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a guarantee period (typically 30 - 90 days). The permanent placement business placed 1,060 professionals with an average placement fee of $13,544 in 2000, compared to 995 professionals placed with an average placement fee of $12,350 for the prior year period. The increase in placements was directly attributable to placements made in the Company's Jacksonville office, which was not providing permanent placement services prior to 2000. The increase in average placement fee was primarily attributable to the Company's emphasis on higher salary placements in the food and pharmaceutical industries. No cost of sales is recorded in the permanent placement business.

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

BUSINESS STRATEGY

         The Company's business objectives are to increase market share in existing markets by offering additional services, such as its regional website for on-line recruiting and job posting and its primary staffing provider services; to increase cross-selling opportunities by offering all of its services in each location; and to continue to strengthen its market position, by expansion through internal growth. The Company continues to pursue cost controls originally put in place in 1998, by reevaluating its current operating practices to find ways to improve the productivity of its personnel. In 2000 the Company continued a focused strategic planning and budgeting process resulting in a 2001 internal operating plan that attempts to increase revenues approximately 15%, while continuing to control costs. However, this plan is subject to many factors and contingencies, and the Company may not be able to realize this goal. A part of the increase in revenues includes a planned expansion of the sales and recruiting staffs. The internal operating plan closely ties management's compensation to its ability to meet revenue and profit goals. If the Company is able to achieve its internal operating plan, which relies upon certain assumptions including, but not limited to, its ability to increase sales and recruiting staffs in the contract placement and permanent placement businesses, and to maintain strict cost controls in all of its operating units, the Company believes it can achieve earnings before interest and taxes of approximately 5.0% of its revenues. Failure to achieve the aforementioned assumptions as well as other factors could prevent the Company from achieving these goals, which are Forward-Looking statements. See "Forward-Looking Information" herein for additional factors that could materially alter the Company's ability to meet this objective and its other operational goals in 2001.


RESULTS OF OPERATIONS

         The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  2000               1999                1998
                                                                  ----               ----                ----
Net Revenues                                                     100.0%             100.0%              100.0%
                                                                 ------             ------              ------
Cost of Sales                                                     65.1%              66.5%               67.5%
Selling and Operating Expenses                                    17.9%              18.1%               19.8%
General and Administrative Expenses                               11.8%              11.0%               10.8%
Non-recurring Charges                                              0.8%               0.0%                1.1%
                                                                 ------             ------              ------
Total Costs and Expenses                                          95.6%              95.6%               99.2%
                                                                 ------             ------              ------
Operating Income                                                   4.4%               4.4%                0.8%
Other Income (Expense), net                                      (0.8%)             (0.7%)                0.0%
                                                                 ------             ------              ------
Income From Continuing Operations before Income Taxes              3.6%               3.7%                0.8%
                                                                 ======             ======              ======

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


Net Revenues. Consolidated net revenues from continuing operations increased by $0.5 million, or 0.5%, for the year ended December 31, 2000 compared to the prior year period. The Company's permanent placement and IT training businesses increased revenues in 2000 by $2.2 million and $1.3 million, respectively, over the prior year period. The contract placement business generated revenues of $95.6 million for the year ended December 31, 2000, a decrease of $2.9 million, or 3%, from revenues of $98.5 million in the prior year period. Such decrease resulted primarily from more severe winter weather in the first two months of 2000 compared to the prior year period, which prevented the Company's IT consultants from performing billable services; the completion of "Year 2000" projects on which some of the Company's consultants were working; and a general trend in the IT industry toward more permanent placement business instead of contract placement business. The Company's permanent placement business generated revenues of $14.4 million in 2000, an increase of $2.2 million, or 18.0%, over 1999 revenues of $12.2 million. Approximately $0.9 million of such increase reflects the operations of the Company's Jacksonville office in 2000 which was not offering permanent placement services in 1999, and the remainder is attributable to increased marketing efforts in the other offices that offer permanent placement services. The IT training business increased revenues approximately $1.3 million, or 43.3%, from $3.0 million in 1999 to $4.3 million in 2000. The increase in revenues in the Company's IT training business was attributable to an increase in trainer brokerage business, in which the Company acts as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. The Company only supplies the contract trainer, thereby eliminating most direct costs of this revenue. The Company's trainer brokerage program generated approximately $1.6 million in revenues in 2000 compared to approximately $0.1 million in revenues in 1999.

Cost of Sales. Consolidated cost of sales decreased by $1.2 million, or 1.6%, for the year ended December 31, 2000 to $74.4 million from $75.6 million in the prior year period. The decrease in cost of sales was primarily due to lower cost of sales in the contract placement business related to lower revenues discussed above. Cost of sales as a percentage of consolidated net revenues decreased to 65.1% from 66.5% in the respective periods. In the Company's contract placement business cost of sales as a percentage of its net revenues was unchanged at 75.5% for the years ended December 31, 2000 and 1999. The decrease in cost of sales as a percentage of consolidated net revenues was primarily attributable to the increase in net revenue from the permanent placement business discussed above, the expenses for which are not included in cost of sales, but are included in other expense categories. The Company's IT training business contributed approximately $2.3 million in expenses included in cost of sales, an increase of approximately $0.6 million from the prior year period, primarily due to additional trainers required for the trainer brokerage program discussed earlier.

Selling and Operating. Consolidated selling and operating expenses decreased by approximately $0.2 million, or 0.8%, for the year ended December 31, 2000 to $20.4 million from $20.6 million in the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 2000 decreased to 17.9% from 18.1% in the prior year period. This decrease was due partially to lower commissions paid on lower revenues in the contract placement business, and partially to management's efforts to control costs in areas such as office supplies, travel and entertainment, and advertising. In the Company's contract placement business, selling and operating expenses decreased approximately $1.3 million, or 11.8%, over the prior year period partially due to lower commissions paid on the lower revenues in 2000 discussed earlier, and partially due to management's cost control efforts. In the Company's permanent placement business selling and operating expenses increased approximately $1.0 million, or 12.9%, over the prior year period primarily due to increased commissions paid on the higher revenues in 2000 discussed earlier. In the Company's IT training business selling and operating expenses were relatively unchanged at $0.9 million for the years ended December 31, 2000 and 1999.

General and Administrative. Consolidated general and administrative expenses increased by approximately $1.0 million, or 7.8%, for the year ended December 31, 2000 to $13.5 million from $12.5 million in the prior year period. General and administrative expenses as a percentage of consolidated net revenues for the year ended December 31, 2000 increased to 11.8% from 11.0% in the prior year period. Contributing to this increase was an increase of $0.6 million, or 8.2%, in salary expense for the year ended December 31, 2000 compared to the prior year period. This increase primarily reflects usual and customary salary increases to existing staff. Also contributing to the increase in general and administrative expense was an increase in depreciation expense of $0.2 million, or 27.3%, in the year ended December 31, 2000 compared to the prior year period. This increase was due primarily to computer equipment and software installed in late 1999 and early 2000 to upgrade the Company's technology infrastructure.

Non-recurring charges. During 2000, the Company incurred non-recurring charges of $0.9 million compared to no such charges in the prior period. The increase primarily represents severance costs related to two former members of management. Included in such charge is $0.2 million representing the fair value of stock compensation granted in accordance with a severance agreement executed between the Company and one former executive.


Interest. Interest expense was approximately $995,000 for the year ended December 31, 2000 compared to approximately $829,000 in the prior year period. Additionally, in the year ended December 31, 1999 the Company had allocated approximately $333,000 of interest expense to the discontinued IMS business, which is included in "loss from discontinued operations" in the accompanying consolidated statements of operations. The decrease in total interest expense reflects the Company's decreased usage of its line of credit, which had been used in 1999 to fund the IMS losses. The interest rate on the Company's line of credit increased from 8.50% at December 31, 1999 to 9.50% at December 31, 2000, partially offsetting the decreased total interest expense. Interest and other income increased to approximately $47,000 for the year ended December 31, 2000 from $13,000 in the prior year period.


      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


Net Revenues. Consolidated net revenues from continuing operations increased by $18.5 million, or 19.4%, for the year ended December 31, 1999 compared to the prior year period. Of such increase $16.9 million, or 91% of the increase, was attributable to the Company's contract placement business. The contract placement business generated revenues of $98.5 million for the year ended December 31, 1999, a 21% increase over revenues of $81.6 million in the prior year period. Such increase resulted primarily from increased marketing efforts in the Company's offices that offer contract placement services, as well as approximately $2.8 million in increased revenues reflecting a full year of operations in offices opened or acquired during 1998. The Company's permanent placement business generated revenues of $12.2 million in 1999, an increase of $1.0 million, or 8.9%, over 1998 revenues of $11.2 million. Approximately $500,000 of such increase reflects the full year operations of offices opened or acquired in 1998, and the remainder is attributable to increased marketing efforts in the offices that offer permanent placement services. The IT training business increased revenues approximately $100,000, or 6%, from $3.0 million in 1998 to $3.1 million in 1999.


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


Cost of Sales. Consolidated cost of sales increased by $11.3 million, or 17.5%, for the year ended December 31, 1999 to $75.6 million from $64.3 million in the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 66.5% from 67.5% in the respective periods. In the Company's contract placement business cost of sales as a percentage of its net revenues decreased to 75.5% for the year ended December 31, 1999 from 77.4% for the prior year period. Such decrease was primarily a result of an increased focus on higher margin services in all of the Company's offices that offer contract placement services. The decrease in cost of sales as a percentage of consolidated net revenues was also attributable to an increase in net revenue from the permanent placement business, the expenses for which are not included in cost of sales, but are included in other expense categories. The Company's IT training business contributed approximately $1.6 million in expenses included in cost of sales, a decrease of approximately $76,000 from the prior year period.


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

Non-recurring charges. There were no non-recurring charges incurred in the year ended December 31, 1999. In the year ended December 31, 1998, the Company incurred non-recurring charges of approximately $0.7 million related to the impairment of purchased goodwill and a loss of $0.3 million related to its lease commitment on the closing of its New York office.

Interest. Interest expense increased to approximately $829,000 for the year ended December 31, 1999 from approximately $154,000 in the prior year period while interest income decreased to approximately $13,000 from $94,000 in the prior year period. In addition the Company had allocated approximately $333,000 interest expense to the discontinued IMS business for the year ended December 31, 1999, which is included in "loss from discontinued operations" in the accompanying consolidated statements of operations. Such increase in interest expense reflects the Company's increased usage of its line of credit during the year 1999, primarily to fund the IMS losses and additional accounts receivable from the increased revenues, as well as debt to repay notes payable to former owners of businesses acquired in 1998. Additionally, the interest rate on the Company's line of credit increased from 7.75% at December 31, 1998 to 8.50% at December 31, 1999, contributing to the increased interest expense. The decrease in interest income is primarily due to the Company redeeming its short-term investments at the end of the first quarter of 1998 to finance the acquisition of businesses in 1998.

INCOME TAXES

         The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In 2000 the Company's income tax expense from continuing operations was approximately $0.1 million, or 2.4% of pre-tax income from continuing operations. This effective tax rate is lower than the applicable federal statutory rate of 34% primarily due to the Company's use of certain net operating loss carryforwards, for which the Company previously provided a valuation allowance. In addition the Company reduced its valuation allowance relating to the net operating loss portion of the deferred tax asset. The effective tax rate was 44.4% and 98.9% with respect to continuing operations for fiscal years 1999 and 1998, respectively. The effective tax rates for 1999 and 1998 are higher than the applicable federal statutory tax rate of 34%, primarily due to the Company's state tax liabilities and certain expenses, including the write-off of goodwill as a non-recurring charge, that are not deductible for tax purposes.

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

                             Mar. 31,    Jun. 30,   Sept. 30,  Dec. 31,    Mar. 31,   Jun. 30,   Sept. 30,   Dec. 31,
                             --------    --------   ---------  --------    --------   --------   ---------   --------
  (Dollars in thousands)       1999        1999       1999       1999        2000       2000        2000       2000
                               ----        ----       ----       ----        ----       ----        ----       ----
Net Revenues                  $ 28,572    $ 29,757   $ 28,384   $ 26,992    $ 27,320   $ 28,067    $ 28,828   $ 30,002
                              --------    --------   --------   --------    --------   --------    --------   --------
Gross Profit                     9,358       9,993      9,631      9,153       9,427      9,970      10,098     10,366
                              --------    --------   --------   --------    --------   --------    --------   --------
Operating Income                   966       1,052      1,526      1,494       1,209      1,749       1,516        556
                              --------    --------   --------   --------    --------   --------    --------   --------
Income from Continuing
Operations                         501         523        731        590         919      1,232       1,218        614
                              --------    --------   --------   --------    --------   --------    --------   --------
Loss from Discontinued
Operations                     (1,081)       (839)      (220)       (13)           0          0           0          0
                              --------    --------   --------   --------    --------   --------    --------   --------
Gain (Loss) from Disposal
of Discontinued Operations           0     (6,283)          8          0           0          0           0          0
                              --------    --------   --------   --------    --------   --------    --------   --------
Net Income (Loss)              ($ 580)   ($ 6,600)      $ 519      $ 576       $ 919   $  1,232     $ 1,218      $ 614
                              ========   =========   ========   ========    ========   ========    ========   ========
Basic and Diluted Income
(Loss) per share from
Continuing Operations           $ 0.04      $ 0.04     $ 0.05     $ 0.04      $ 0.06     $ 0.09      $ 0.09     $ 0.05
                              ========   =========   ========   ========    ========   ========    ========   ========
Basic and Diluted Net
Income (Loss) per share       ($ 0.04)    ($ 0.48)     $ 0.04     $ 0.04      $ 0.06     $ 0.09      $ 0.09     $ 0.05
                              ========   =========   ========   ========    ========   ========    ========   ========


         Because the Company derives revenue in its contract placement business only when its consultants are actually working, its revenues and operating results are adversely affected when its clients' facilities close due to holidays or inclement weather. During the quarters ended December 31, 2000 and 1999, the number of holidays and vacation days slightly affected revenues in the contract placement business. In addition, as companies approached the Y2K turnover they postponed some non-Y2K projects, which was reflected in decreased revenues for the third and fourth quarters of 1999, and continued during the first quarter of 2000. During the fourth quarter of 2000, the Company recorded non-recurring charges for severance costs related to two former members of management.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has used borrowings under its credit facility to fund its working capital needs as its business has expanded. The Company utilizes a cash management program to minimize non-earning cash assets, including a zero balance disbursement account as reflected in the balance of $0 in cash and cash equivalents as of December 31, 2000.

         The Company provided cash from operating activities in 2000 of approximately $3.5 million and used cash in operations of approximately $200,000, and $6,000 in 1999 and 1998, respectively. This reflects the Company's net income of approximately $4.0 million in 2000, and net losses of approximately $6.1 million and $5.1 million for 1999 and 1998, respectively. Those losses included non-cash items, such as the loss on disposition of discontinued operations in 1999 and non-recurring charges in 1998. In addition, the redemption of short term investments in 1998 was offset by a corresponding increase in accounts receivable related to increased sales.

         Cash purchases of fixed assets for the fiscal years ended December 31, 2000, 1999, and 1998 were $0.7 million, $1.0 million, and $2.8 million respectively. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade the Company's technology infrastructure, particularly that of the businesses it acquired in 1998. The Company plans to spend approximately $1.0 million for capital expenditures in 2001. In 1999 the Company received approximately $2.8 million in cash proceeds from the disposition of the IMS business. In 1998 the Company used $9.2 million to complete acquisitions and an additional $495,000 to repay indebtedness assumed in several of its acquisitions.

         The Company repaid, net of borrowings, approximately $0.4 million of its line of credit and overdraft facilities at December 31, 2000, compared to net borrowings from those facilities of approximately $0.1 million at December 31, 1999 and approximately $11.5 million at December 31, 1998. At December 31,

2000 the Company had approximately $2.0 million outstanding in connection with its overdraft facility compared to approximately $1.9 million at December 31, 1999. Such overdrafts represent the amount of checks issued by the Company prior to being funded by the Company's line of credit through the zero balance disbursement account discussed above. In the year ended December 31, 2000 the Company paid approximately $0.3 million related to its guarantee that common shares issued in connection with two of its acquisitions would equal or exceed a specified price at the anniversary date of the issuance, compared to approximately $2.1 million in the year ended December 31, 1999. The Company repurchased approximately $1.1 million of its common stock in the year ended December 31, 2000, in market transactions at prices ranging from $1.50 to $1.97 per share, which stock is considered treasury stock. In the year ended December 31, 1999, the Company completed a sale/lease back of certain of its fixed assets with an affiliate of PNC Bank, N.A. The lease obligation was approximately $1.4 million repayable in 36 equal monthly rental payments. During 1998 the Company repaid the remaining $238,000 balance outstanding on notes payable related to the acquisition of the IT training business, and repurchased 40,000 common shares (also accounted for as treasury stock), at a price of $5.50 per share from the sellers of the IT training business.

         Since April 1998, the Company has had available a $25.0 million revolving advance facility (the "Line of Credit") with PNC Bank, N.A. (the "Bank"). The Line of Credit expires on April 30, 2003. This facility allows the Company to borrow the lesser of 85% of eligible accounts receivable, or $25.0 million. As of December 31, 2000, the Company had approximately $9.2 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of the Company's assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common shares. The Line of Credit bears interest, at the Company's option, at either the Bank's prime rate or 200 basis points over the London Inter-Bank Offering Rate.

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

         The Company experienced no significant "Year 2000" system related problems and has continued to operate normally after January 1, 2000. The Company is unaware of any significant problems in the computer systems of third parties for whom the Company implemented "Year 2000" solutions on their computer systems. Total incremental spending on "Year 2000" issues was not material and was charged to operations in 1999 as it occurred.

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

         Ability to Manage Growth. Sustained or significant growth, including growth contemplated under the Company's 2001 internal operating plan, if achieved, will subject the Company to risks by placing a substantial strain on the Company's available managerial, sales, recruiting, financial and other resources. Specifically, such growth will require the Company to: (i) hire, integrate and retain qualified managers, recruiters and sales personnel in existing markets as well as markets in which the Company has no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; (iii) maintain cost controls in all of the Company's businesses; and (iv) apply its management practices to a significantly larger organization. Expansion beyond the geographic areas where the Company's offices are presently located will further increase demands on the Company's management. The Company's ability to manage its staff and facilities growth effectively will require it to continue to expand its operational, financial and other internal systems. There can be no assurance that the Company's systems, procedures and controls will be successfully implemented or adequate to support the Company's expanded operations. Furthermore, an element of the Company's business strategy is to cross-sell the existing services of its businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that the Company will successfully market such services on an integrated basis. In addition, if the technology sector of the economy experiences a downturn, the Company could be affected more so than other businesses.

         Dependence on Contract Placement Business. The Company's Contract Placement business was responsible for 85.4%, 86.6% and 83.7% of total Company revenues for the years ended December 31, 1998, 1999 and 2000, respectively. In addition, for the year ended 2000, one customer of the Contract Placement business, Merck & Company, Inc., accounted for approximately 6.4% of total Contract Placement revenues, and 5.3% of total Company revenues. There can be no assurance that the Company will be able to retain this level of revenue from this client. The ability of the Company to sustain or increase revenues in the Contract Placement business is subject to various factors, including its ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets, to apply its management practices to a significantly larger organization and to consummate acquisitions of and to successfully integrate profitable staffing companies. The inability of the Company to successfully manage these factors would have a material adverse effect on the revenues of the Contract Placement business. There can be no assurance that the Company will be able to sustain or increase its Contract Placement revenues. Furthermore, a decline in the level of Contract Placement revenues would have a material adverse effect on the Company.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                                               PAGE(S)
                                                                                                               -------
INDEPENDENT AUDITOR'S REPORTS                                                                                  19 - 20

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999                                                        21

CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED  DECEMBER 31, 2000, 1999 AND 1998                             22

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998                    23

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998                              24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998                    25 - 36


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania



We have audited the accompanying consolidated balance sheet of The Judge Group, Inc. (formerly Judge.com, Inc.) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Judge Group, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



MCGLADREY & PULLEN, LLP

February 16, 2001
Blue Bell, PA

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania



We have audited the accompanying consolidated balance sheets of The Judge Group, Inc. (formerly Judge.com, Inc.) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Judge Group, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



RUDOLPH PALITZ, LLC

February 25, 2000
Blue Bell, PA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                        2000              1999
                                                                                        ----              ----
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                    $ ---           $ 4,571
Accounts receivable, net                                                                20,777,480        18,584,708
Prepaid income taxes and deferred taxes                                                  3,162,983         2,801,245
Other                                                                                      976,061           947,823
                                                                                      ------------      ------------
TOTAL CURRENT ASSETS                                                                    24,916,524        22,338,347
                                                                                      ------------      ------------

PROPERTY AND EQUIPMENT                                                                   6,331,479         5,083,530
Less: accumulated depreciation and amortization                                          3,148,417         2,083,785
                                                                                      ------------      ------------
NET PROPERTY AND EQUIPMENT                                                               3,183,062         2,999,745
                                                                                      ------------      ------------

OTHER ASSETS
Deposits and other assets                                                                  355,282           596,042
Other receivables, officers and employees                                                  539,069           400,437
Goodwill, net of accumulated amortization of $1,998,879, 2000 and $1,595,313,
    1999                                                                                 8,347,384         8,750,950
                                                                                      ------------      ------------
TOTAL OTHER ASSETS                                                                       9,241,735         9,747,429
                                                                                      ------------      ------------
TOTAL ASSETS                                                                          $ 37,341,321      $ 35,085,521
                                                                                      ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                        $ 583,384         $ 902,118
Accounts payable and accrued expenses                                                    5,971,000         6,358,970
Payroll and sales taxes                                                                    495,809           422,017
Other liabilities                                                                          766,719               ---
Deferred revenue                                                                           491,883           474,067
                                                                                      ------------      ------------
TOTAL CURRENT LIABILITIES                                                                8,308,795         8,157,172
                                                                                      ------------      ------------

LONG-TERM LIABILITIES
Note payable, bank                                                                       9,166,902         9,688,925
Deferred rent obligation                                                                   318,416           399,537
Debt obligations, net of current portion                                                   555,610           833,558
                                                                                      ------------      ------------
TOTAL LONG-TERM LIABILITIES                                                             10,040,928        10,922,020
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at December 31,
    2000, 14,134,373 shares issued and 13,497,228 shares outstanding; at
    December 31, 1999, 13,984,373 shares issued and 13,944,373 shares outstanding          141,343           139,843
Preferred stock, at December 31, 2000 and 1999, $.01 par value, 10,000,000
    shares authorized                                                                          ---               ---
Additional paid-in capital                                                              24,053,557        23,905,057
Deficit                                                                                (3,835,649)       (7,818,571)
                                                                                      ------------      ------------
                                                                                        20,359,251        16,226,329
Less:  Treasury Stock, 637,145 shares at December 31, 2000; 40,000 shares at
    December 31, 1999; at cost                                                           1,367,653           220,000
                                                                                      ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                              18,991,598        16,006,329
                                                                                      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 37,341,321      $ 35,085,521
                                                                                      ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000              1999             1998
                                                                       ----              ----             ----
NET REVENUES                                                        $ 114,217,453     $ 113,704,958     $ 95,218,213
                                                                    -------------     -------------     ------------
COSTS AND EXPENSES
Cost of sales                                                          74,356,097        75,569,731       64,315,716
Selling and operating                                                  20,400,612        20,562,479       18,873,617
General and administrative                                             13,513,519        12,535,158       10,189,140
Non-recurring charges (Note 2)                                            916,719               ---        1,019,000
                                                                    -------------     -------------     ------------
Total costs and expenses                                              109,186,947       108,667,368       94,397,473
                                                                    -------------     -------------     ------------
OPERATING INCOME                                                        5,030,506         5,037,590          820,740
OTHER INCOME (EXPENSE), NET, PRINCIPALLY INTEREST                       (947,594)         (815,925)         (59,806)
                                                                    -------------     -------------     ------------
INCOME  BEFORE INCOME TAX EXPENSE                                       4,082,912         4,221,665          760,934
INCOME TAX EXPENSE                                                         99,990         1,877,115          752,382
                                                                    -------------     -------------     ------------
INCOME  FROM CONTINUING OPERATIONS                                      3,982,922         2,344,550            8,552
LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX BENEFIT OF
    $1,089,056 AND $1,550,158 FOR THE YEARS ENDED DECEMBER 31,
    1999, AND 1998, RESPECTIVELY)                                             ---        (2,153,372)      (5,125,545)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, INCLUDING
    PROVISION OF $134,000 FOR OPERATING LOSSES DURING PHASE-OUT
    PERIOD (NET OF TAX EFFECT OF $1,994,830 FOR THE YEAR ENDED
    1999)                                                                     ---       (6,275,056)           ---
                                                                    -------------     -------------     ------------
NET INCOME (LOSS)                                                     $ 3,982,922      ($6,083,878)     ($5,116,993)
                                                                    =============     =============     ============

NET INCOME (LOSS) PER SHARE:
   BASIC
     INCOME  FROM CONTINUING OPERATIONS                                    $ 0.29           $ 0.17           $ 0.00
     LOSS FROM DISCONTINUED OPERATIONS                                        ---           ( 0.61)          ( 0.38)
                                                                           ------          -------          -------
     NET INCOME (LOSS)                                                     $ 0.29          ($ 0.44)         ($ 0.38)
                                                                           ======          =======          =======
   DILUTED
     INCOME FROM CONTINUING OPERATIONS                                     $ 0.29           $ 0.17           $ 0.00
     LOSS FROM DISCONTINUED OPERATIONS                                        ---           ( 0.61)          ( 0.38)
                                                                           ------          -------          -------
     NET INCOME (LOSS)                                                     $ 0.29          ($ 0.44)         ($ 0.38)
                                                                           ======          =======          =======
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE
    CALCULATIONS:
   BASIC                                                               13,702,000        13,761,000       13,458,000
                                                                    =============     =============     ============
   DILUTED                                                             13,924,000        13,797,000       13,458,000
                                                                    =============     =============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                             Common Stock            Additional    Retained
                                          -----------------------     Paid In      Earnings      Treasury
                                          Shares        Amount        Capital      (Deficit)       Stock         Total
                                          ------        ------       ----------    --------      --------        -----

Balance, December 31, 1997              13,347,969     $ 133,479  $ 22,758,517    $3,382,300         $ ---  $ 26,274,296

Acquisition Transactions                   193,333         1,933     2,141,957           ---           ---     2,143,890

Purchase of Treasury Stock                     ---           ---           ---           ---     (220,000)     (220,000)

Net Loss                                       ---           ---           ---   (5,116,993)           ---   (5,116,993)
                                        ----------     ---------  ------------ ------------- -------------  ------------

Balance, December 31, 1998              13,541,302       135,412    24,900,474   (1,734,693)     (220,000)    23,081,193

Acquisition/Disposition Transactions       443,071         4,431     (995,417)           ---           ---     (990,986)

Net Loss                                       ---           ---           ---   (6,083,878)           ---   (6,083,878)
                                        ----------     ---------  ------------ ------------- -------------  ------------

Balance, December 31, 1999              13,984,373       139,843    23,905,057   (7,818,571)     (220,000)    16,006,329

Purchase of Treasury Stock                     ---           ---           ---           ---   (1,147,653)   (1,147,653)

Issuance of common stock in
connection with severance agreement        150,000         1,500       148,500           ---           ---       150,000

Net Income                                     ---           ---           ---     3,982,922           ---     3,982,922
                                        ----------     ---------  ------------ ------------- -------------  ------------

Balance December 31, 2000               14,134,373     $ 141,343  $ 24,053,557 ($ 3,835,649) ($ 1,367,653)  $ 18,991,598
                                        ==========     =========  ============ ============= =============  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000             1999              1998
                                                                         ----             ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                    $ 3,982,922     ($ 6,083,878)     ($ 5,116,993)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                        1,529,162        1,762,973         1,847,586
  Impairment of goodwill                                                     ---              ---         3,621,099
  Provision for losses on lease                                              ---              ---           400,000
  Loss on disposal of discontinued operations                                ---        6,275,056               ---
  Deferred taxes                                                        (137,000)          (9,000)         (539,000)
  Deferred rent                                                          (81,121)        (342,342)          150,000
  Provision for losses on accounts receivable                            957,771          927,951           439,810
  Stock compensation                                                     150,000              ---               ---
  Loss on disposal of equipment                                           20,830          204,393               ---
Changes in operating assets and liabilities:
(Increase) decrease in:
  Short-term investments                                                     ---              ---         5,500,000
  Accounts receivable                                                 (3,150,543)      (1,526,105)       (5,603,390)
  Inventories                                                                ---         (144,853)          755,620
  Deposits and other                                                      94,630         (148,008)         (387,434)
  Prepaid income taxes                                                  (224,738)       1,112,504        (1,044,919)
  Other current assets                                                  (308,430)        (146,536)         (195,841)
Increase (decrease) in:
  Accounts payable and accrued expenses                                  563,523       (2,037,307)          558,541
  Payroll and sales taxes                                                 73,792         (154,545)           63,000
  Deferred revenue                                                        17,816          108,377          (162,675)
  Income taxes payable                                                       ---              ---          (291,515)
                                                                     -----------      -----------         ----------
    Net cash provided by (used in) operating activities                3,488,614         (201,320)           (6,111)
                                                                     -----------      -----------         ----------
INVESTING ACTIVITIES
Purchases of property and equipment                                     (682,727)        (958,286)       (2,835,339)
Purchase/acquisition of companies                                            ---              ---        (9,159,407)
Covenant not to compete                                                      ---              ---           (89,976)
Proceeds from disposition of businesses                                      ---        2,788,000               ---
                                                                     -----------      -----------      ------------
    Net cash provided by (used in) investing activities                 (682,727)       1,829,714       (12,084,722)
                                                                     -----------      -----------      ------------
FINANCING ACTIVITIES
Cash acquired in business combination                                        ---              ---           283,300
Proceeds from (repayments of) notes payable, bank, net                  (522,023)        (192,670)        9,881,595
Proceeds (repayments) of bank overdrafts                                 151,012          285,951         1,585,154
Principal payments on long-term debt                                    (956,008)      (1,040,672)       (1,080,130)
Proceeds from lease payable, bank                                            ---        1,425,000               ---
Contingent amounts paid - acquisitions                                  (335,786)      (2,145,000)              ---
Purchase of treasury stock                                            (1,147,653)             ---          (220,000)
                                                                     -----------      -----------        ----------
    Net cash provided by (used in) financing activities               (2,810,458)      (1,667,391)       10,449,919
                                                                     -----------      -----------        ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (4,571)         (38,997)       (1,640,914)

CASH AND CASH EQUIVALENTS, BEGINNING                                       4,571           43,568         1,684,482
                                                                     -----------      -----------        ----------
CASH AND CASH EQUIVALENTS, ENDING                                          $ ---          $ 4,571          $ 43,568
                                                                     ===========      ===========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                               $ 921,000       $1,142,000         $ 321,000
                                                                       =========       ==========       ===========
Income taxes                                                           $ 568,000        $ 768,000       $ 1,140,000
                                                                       =========       ==========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 1. DESCRIPTION OF BUSINESS

         The Judge Group, Inc (the "Company") (formerly Judge.com, Inc.), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), and (ii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. The Company also formerly provided computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). In 1999, the Company disposed of the IMS business through the sale of substantially all of the assets of that business (See Note
3). At December 31, 2000, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Accounts Receivable and Accounts Payable. Accounts receivable at December 31, 2000, 1999, and 1998 were net of allowances for doubtful accounts of $1,264,000, $987,000, and $511,000, respectively.

         Included in accounts receivable was unbilled work-in-process of approximately $168,000, $1,234,000, and $1,134,000 at December 31, 2000, 1999
and 1998, respectively. Included in accounts payable and accrued expenses was approximately $876,000, $913,000, and $867,000 of accrued employee and contractor payroll principally relating to billed and unbilled work-in-process at December 31, 2000, 1999 and 1998, respectively.

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


       Year Ended               Balance at          Additions Charged to                              Balance at
      December 31,          Beginning of Period     Bad Debt Expense          (Charge Offs)          End Of Period
      ------------          -------------------     ----------------          -------------          -------------

          2000                    $ 987,000              $ 958,000             ($ 681,000)            $ 1,264,000
                                  =========              ==========            ===========            ===========

          1999                    $ 511,000              $ 927,000             ($ 451,000)              $ 987,000
                                  =========              ==========            ===========              =========

          1998                    $ 465,000              $ 440,000             ($ 394,000)              $ 511,000
                                  =========              =========             ===========              =========

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

         Depreciation and amortization expense charged to continuing operations related to property and equipment, including property under capital leases, amounted to $1,118,098 in 2000, $877,849 in 1999, and $701,648 in 1998.

         Property Under Capital Leases and Amortization. Property under capital leases is stated at the lower of fair market value or net present value of the minimum lease payments at inception of the leases. Property under capital leases consists of furniture, office and computer equipment and is included in "property and equipment" in the accompanying consolidated balance sheets. The carrying value of assets under capital leases amounted to approximately $1,148,000 and $1,033,000 at December 31, 2000 and 1999, respectively.
Amortization is provided over the shorter of the related lease terms or the estimated useful lives of the related assets.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

         Deferred income taxes arise principally from differences between financial and income tax reporting. Deferred income tax assets are reduced by a valuation allowance when, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The determination of the requirement for a valuation allowance is an estimate, which is reasonably possible to change in the near term.

         Intangible Assets. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill is based upon management's estimates, for which it is reasonably possible that such estimates may change in the near term. Amortization of goodwill charged to continuing operations for the periods ended December 31, 2000, 1999 and 1998 was approximately $404,000, $403,000, and $347,000 respectively, and is included in general and administrative expenses in the consolidated statements of operations. An additional $7,063,000 of goodwill was written off in 1999 as part of the disposal of the IMS business, and is included in the loss on disposal of IMS in the accompanying consolidated statements of operations for the year ended December 31, 1999.

         The covenant not to compete, which was included in "deposits and other assets" in the accompanying consolidated balance sheets, was amortized on a straight-line method over the life of the covenant (twenty-four months) through February 2000. Amortization expense related to the covenant was approximately $7,000 for 2000, $45,000 for 1999 and $37,000 for 1998.

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

         Non-recurring Charges. In the fourth quarter of 2000, the Company recorded pretax non-recurring charges of approximately $917,000 to reflect severance costs related to two former members of management. At December 31, 2000, $716,000 of this charge is included in "other liabilities" in the accompanying consolidated balance sheets and $150,000 was recorded in the Statement of Shareholders Equity representing the fair value of common stock issued as part of the severance agreement between the Company and one of the former members of management. In 1998, the Company recorded pretax non-recurring charges of $1,019,000 related to the impairment of purchased goodwill ($707,000) and an estimated loss related to its lease commitment on the closing of its New York City office ($312,000).

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

         The effect of these non-recurring charges, net of tax effect, was ($0.05) per common share in 2000, and ($0.06) per common share in 1998.

         Advertising Expenses. The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense charged to continuing operations amounted to approximately $1,283,000, $847,000, and $1,119,000 in 2000, 1999, and 1998, respectively.

         Earnings (Loss) Per Share. Earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share.

         Basic earnings (loss) per share amounts are computed based on net income (loss), and divided by the weighted average number of shares actually issued, reduced by Treasury Shares. The number of shares used in the computation were approximately 13,702,000 in 2000, 13,761,000 in 1999, and 13,458,000 in
1998.

         Diluted earnings (loss) per share amounts for years 2000, 1999 and 1998 are based on the weighted average number of shares calculated for basic earnings
(loss) per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming exercise of outstanding stock options. The number of shares used in the computation was approximately 13,924,000 in 2000, 13,797,000 in 1999, and 13,458,000 in 1998. In computing diluted earnings (loss) per share, options to purchase 1,073,000, 1,619,000 and 1,437,000 shares of common stock were excluded from the computation for the years ended December 31, 2000, 1999, and 1998, respectively. The options were excluded from the 2000 and 1999 computations because the exercise prices of such options were greater than the average market price of the Company's common stock during that period. The options were excluded from the 1998 computation because the assumed exercise of the options would be anti-dilutive.

         Reclassifications. Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS - (continued)

         Effective March 5, 1998, the Company, through a subsidiary, purchased substantially all of the assets of Information Systems, Inc. and ISI Systems, Inc. (together "ISI"), a company engaged in the IT placement business in the Detroit, Michigan area.

         Effective March 31, 1998, the Company, through a subsidiary, purchased substantially all of the assets of Cella Associates of Atlanta, Inc. ("Cella"), a company engaged in the placement of personnel with offices in Connecticut, Georgia, Texas and Illinois.

         Effective October 12, 1998, the Company, through a subsidiary, purchased substantially all of the assets of Tech Stars, Inc. ("Tech Stars"), a company engaged in the IT placement business with offices in Nashville, Tennessee and Charlotte, North Carolina.

         Effective May 11, 1998, the Company, through its now discontinued IMS subsidiary, purchased all of the outstanding common stock of On-Site Solutions, Inc. ("On-Site"), a company engaged in the systems integration business in the Irvine, California area. In 1999, as part of the disposal of the IMS business, substantially all of the assets of this company were sold.

         Effective May 29, 1998, the Company, through its now discontinued IMS subsidiary, purchased substantially all of the assets of AOP Solutions ("AOP"), a company engaged in the Information Management Services business in the Buffalo, New York area. In 1999, as part of the disposal of the IMS business, substantially all of the assets of this company were sold.

         Effective June 8, 1998, the Company, through its now discontinued IMS subsidiary, purchased all of the outstanding common stock of Systems Solutions, Inc. d/b/a Corebridge Technologies, Inc. ("Corebridge"), a company engaged in document management, imaging and workflow solutions in the Seattle, Washington area. In 1999, as part of the disposal of the IMS business, substantially all of the assets of this company were sold.

         On June 15, 1999 the Company adopted a formal plan to dispose of the IMS business. During 1999 substantially all of the net assets of the IMS business were disposed of for total consideration of approximately $4,358,000 consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the respective purchasers consist primarily of accounts payable, accrued expenses, and equipment leases payable.

         The loss on disposal of the IMS business of approximately $6,275,000 represents the actual and estimated loss on the disposal of the assets and a provision of $134,000 for operating losses during the phase-out period.

         Operating results of the IMS business for the years ended December 31, 1999 and 1998 are shown separately in the accompanying consolidated statements of operations, as "loss from discontinued operations", and include a charge in 1998 for impairment of goodwill in the amount of $2,914,000.

         Net revenues of the IMS business for the years ended December 31, 1999, and 1998 were approximately $7,027,000, and $19,280,000, respectively. These amounts are not included in net revenues in the accompanying consolidated statements of operations for the respective periods.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 4. NOTE PAYABLE, BANK

         Note payable, Bank, consists of advances to the Company under a $25,000,000 line of credit facility. The line of credit bears interest at the Bank's prime rate (9.50% at December 31, 2000) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter- Bank Offering Rate (8.76% at December 31, 2000). Maximum permitted borrowings thereunder are the lesser of $25,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires April 30, 2003 and is subject to certain covenants, including financial covenants requiring certain levels of net worth, cash flow coverage, and leverage, as well as limitations on capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

         Included in accounts payable and accrued expenses at December 31, 2000 and 1999 were approximately $2,022,000 and $1,871,000, respectively, of bank overdrafts.

NOTE 5. LONG-TERM DEBT

         At December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                                        2000                  1999
                                                                                        ----                  ----
Capital lease obligation, pursuant to a sale/leaseback transaction; payable in monthly installments of $41,992, including interest imputed at 12.0% and taxes, through March 2002; and a final payment of $213,750 in April 2002;
collateralized by substantially all of the Company's property and equipment; the lease transfers ownership of certain office equipment to the Company at the end
of the lease term                                                                      $764,110             $1,150,188

Capital lease obligation; payable in monthly installments of $4,037, including interest, plus taxes, through March 2004; collateralized by
certain computer equipment                                                              111,324                    ---

Capital lease obligation: payable in monthly installments of $2,827 including interest, plus taxes, through March 2004; collateralized by certain
computer equipment                                                                       77,950                    ---

Capital lease obligation; payable in various monthly installments through
December 2003 currently aggregating $3,923 including interest imputed at 9.0%, over 36 months from the installation date of the equipment, as defined;
collateralized by certain computer equipment                                            123,110                    ---


Other notes payable; paid in full during 2000                                               ---                439,656

Note payable; payable in monthly installments of $6,944 plus interest
at 8%, through October 2001                                                              62,500                145,832
                                                                                      ---------              ---------
                                                                                      1,138,994              1,735,676

Less:  Current portion                                                                (583,384)              (902,118)
                                                                                      ---------              ---------
Long-term portion                                                                     $ 555,610              $ 833,558
                                                                                      =========              =========



                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 5. LONG-TERM DEBT - (continued)

         Approximate maturities of long-term debt are as follows:

               Year Ending December 31,                         Amount
               ------------------------                         ------
                         2001                                $  583,000

                         2002                                   425,000

                         2003                                   111,000

                         2004                                    20,000
                                                             ----------
                                                             $1,139,000
                                                             ==========

         Interest expense charged to continuing operations was approximately $995,000, $829,000, and $154,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

NOTE 6. INCOME TAXES

      The Company files a consolidated Federal income tax return with all of its wholly-owned subsidiaries. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

      The net deferred tax asset at December 31, 2000 and 1999 included the following:

                                                                         2000                1999
                                                                         ----                ----
          Deferred tax asset                                         $ 3,022,000          $ 4,758,000
          Valuation allowance for deferred tax asset                   (236,000)          (2,109,000)
                                                                     -----------          -----------
          Net deferred tax asset after valuation allowance.          $ 2,786,000          $ 2,649,000
                                                                     ===========          ===========

      At December 31, 2000 and 1999, the net deferred tax assets of $2,786,000 and $2,649,000, respectively, were included in "prepaid income taxes and deferred taxes" in the accompanying consolidated balance sheets.

         The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                                              2000             1999
                                                                              ----             ----
          Net operating loss carryforwards                                $ 2,419,000      $ 3,958,000
          Allowance for doubtful accounts                                     576,000          467,000
          Accrued expenses and lease provision                                530,000          348,000
          Other                                                                91,000           99,000
          Amortization of goodwill and covenant not to compete              (201,000)        (114,000)
          Depreciation                                                      (393,000)              ---
                                                                          -----------      -----------
                                                                          $ 3,022,000      $ 4,758,000
                                                                          ===========      ===========

         Income tax expense for continuing operations for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                                    2000           1999             1998
                                                                    ----           ----             ----
          Current tax expense:
            Federal                                                 $ ---      $ 1,184,901        $ 647,327
            State                                                 236,990          701,214          289,055
          Deferred tax expense (benefit)                        (137,000)          (9,000)        (184,000)
                                                                ---------      -----------        ---------
          Income tax expense                                     $ 99,990      $ 1,877,115        $ 752,382
                                                                =========      ===========        =========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 6.  INCOME TAXES -- (continued)

         Current tax expense in 2000 has been reduced by the utilization of certain federal and state net operating loss carryforwards. At December 31, 1999, the Company provided a deferred tax valuation allowance of $2,109,000. During 2000, the valuation allowance was reversed due to earnings of the Company and management's assessment that it is more likely than not that a portion of the deferred tax asset relating to net operating loss carryforwards will be realized in future years through taxable earnings.

         The effective rate of income tax expense from continuing operations for 2000 was lower than the applicable statutory tax rate due to the Company's utilization of certain net operating loss carryforwards, for which the Company had previously provided a valuation allowance. In 1999 and 1998 the effective rate of income tax from continuing operations was higher than the applicable statutory tax rate, due to certain financial reporting expenses that were not deductible for tax purposes and state tax provisions. A reconciliation of the Company's effective income tax rate with the statutory Federal rate follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
           Tax expense at statutory rate (34%)                       $ 1,389,000      $ 1,436,000         $ 258,000

           Permanent differences, including non-deductible
               goodwill amortization, net                                 72,000           73,000           311,000

           Change in valuation allowance                              (1,873,000)             ---               ---

           Other, principally adjustments to estimated
               tax accruals                                              351,990           (3,885)           39,441

           State income taxes, net of Federal tax benefit                160,000          372,000           143,941
                                                                     -----------      -----------         ---------

                                                                        $ 99,990      $ 1,877,115         $ 752,382
                                                                     ===========      ===========         =========

         As a result of a net operating loss incurred in 1999 by the consolidated group, the Company has a net operating loss carryforward of approximately $2,500,000, which can be applied against future federal taxable income of the Company. In addition, the Company has a federal net operating loss carryforward of approximately $2,800,000 that is subject to certain Federal income tax limitations. As a result of the corporate reorganization during 2000, these losses will be available to offset future taxable income of the Company. These loss carryforwards expire between 2002 and 2012.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         Lease Obligations. The Company and its subsidiaries lease office facilities under operating lease agreements that expire at various times through the year 2006. Certain of these leases contain optional provisions for additional periods of time. Rent expense was approximately $2,037,000, $2,228,000 and $1,899,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, minimum annual future rental commitments, exclusive of common area maintenance costs and utilities, are as follows:

               Year Ending December 31,                        Amount
               ------------------------                        ------
                         2001                               $ 2,099,000
                         2002                                 2,058,000
                         2003                                 2,081,000
                         2004                                 1,748,000
                         2005                                   546,000
                      Thereafter                                 56,000
                                                            -----------
                                                            $ 8,588,000
                                                            ===========

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 7.  COMMITMENTS AND CONTINGENCIES -- (continued)

         Self-Insurance. The Company is self-insured for workers' compensation purposes and is liable for aggregate claims up to approximately $242,000 for 2000, $249,000 for 1999, and $164,000 for 1998. In addition, the Company is responsible for certain fixed costs including underwriting, brokerage, reinsurance and administration costs.

         The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $1,522,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

NOTE 8.  RETIREMENT PLAN

         The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees. Employees are able to contribute a percentage of their pre-tax salary to the Plan. The Plan has no Company contribution provision.

NOTE 9. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

         Treasury Stock. On February 26, 1998 the Company repurchased 40,000 shares of its common stock at a price of $5.50 per share, which shares are considered treasury stock. In June 2000 the Company's Board of Directors authorized a program to repurchase the Company's common shares on the open market to a maximum cost of $1,200,000. As of December 31, 2000 an additional 597,145 common shares at prices ranging from $1.50 to $1.97 per share had been repurchased, which shares are considered treasury stock.

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

         During 2000, 1999 and 1998, the Company granted two non-employee Directors options to purchase 10,000 common shares each at an exercise price of $1.625, $1.813 and $4.938, respectively, under the Incentive Plan.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



NOTE 9. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (continued)

         A summary of the Company's Incentive Plan activity for common shares for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                                                   Options
                                                                            Weighted Average     Exercisable
                                                    Number of Shares         Exercise Price      at Year End
                                                ------------------------- --------------------- ---------------
           Outstanding  12/31/97                             600,500                $ 7.14
                    Granted                                1,014,750                  4.81
                    Exercised                                    -0-
                    Terminated                               154,800                  5.54
                                                           ---------
           Outstanding  12/31/98                           1,460,450                  5.70         138,541
                                                                                                   =======
                    Granted                                1,059,444                  1.55
                    Exercised                                    -0-
                    Terminated                               690,200                  4.24
                                                           ---------
           Outstanding  12/31/99                           1,829,694                  3.84         362,935
                                                                                                   =======
                    Granted                                1,116,500                  1.46
                    Exercised                                    -0-
                    Terminated                               204,500                  2.68
                                                           ---------
           Outstanding  12/31/00                           2,741,694                $ 2.96         837,442
                                                           =========                               =======

         The following table summarizes information about stock options outstanding at December 31, 2000:

                               Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------------- ---------------------------------------


                             Number         Weighted-Average                             Number
  Range of Exercise      Outstanding at        Remaining        Weighted-Average      Exercisable at     Weighted-Average
       Prices               12/31/00        Contractual Life     Exercise Price         12/31/00          Exercise Price
---------------------- ------------------- ------------------ -------------------- ------------------- -------------------
    $0.83 - $1.65          1,657,944              8.9                $1.43              239,069              $1.37

    $1.65 - $2.48           184,000               8.6                $1.87               54,541              $1.92

    $2.48 - $4.95           110,500               7.3                $4.06               62,332              $4.11

    $4.95 - $5.78           474,250               7.2                $5.33              245,250              $5.32

    $5.78 - $8.25           315,000               6.1                $7.66              236,250              $7.66
                           ---------              ---                -----              -------              -----
                           2,741,694              8.2                $2.96              837,442              $4.54
                           =========              ===                =====              =======              =====

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 9. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (continued)

         The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan. Had compensation cost been determined in accordance with the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's pro forma net income (loss) and net income (loss) per share for the years ended December 31, 2000, 1999 and 1998 would be as follows:

                                                          2000                      1999                       1998
                                                          ----                      ----                       ----
           Net Income (loss):
                    As reported                       $ 3,982,922               ($ 6,083,878)             ($ 5,116,993)
                    Pro forma                         $ 1,808,254               ($ 8,022,526)             ($ 6,898,814)
           Basic and diluted earnings (loss)
           per share:
                    As reported                          $ 0.29                   ($ 0.44)                   ($ 0.38)
                    Pro forma                            $ 0.13                   ($ 0.58)                   ($ 0.51)

         The resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; risk-free interest rate of 6.20%, 5.50% and 5.10%, expected dividend yields of 0%, expected life of option of five years from date of grant, and expected price volatility of 153%, 125% and 131%. The weighted average fair value of the options granted was $1.19 in 2000, $1.12 in 1999 and $3.59 in 1998.

NOTE 10. STATEMENT OF CASH FLOWS

         Supplemental disclosure of non-cash investing and financing transactions:

     During 2000, the Company entered into the following non-cash transactions:

     o placed into service approximately $280,000 of property and equipment previously classified as "other current assets";

     o entered into certain lease arrangements for the purchase of equipment in the amount of approximately $359,000.

     During 1999, the Company entered into the following non-cash transactions:

     o entered into certain capital lease arrangements to fund the purchase of equipment in the amount of approximately $345,700

     o recorded the following with respect to the disposition of the IMS segment:

         o reduced contingent stock payables which were forgiven in the amount of approximately $952,000

         o reduced earnouts payable which were forgiven in the amount of approximately $718,000

         o    wrote off approximately $7,063,000 of goodwill

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 10. STATEMENT OF CASH FLOWS - (continued)

         During 1998, the Company entered into the following transactions with respect to business combinations (Note 3):

                 Cash paid for business combinations, net of cash acquired                     $ 8,876,000
                 Incurred long-term debt                                                         1,640,000
                 Incurred other liabilities and contingent purchase price                        4,230,000
                 Issuance of common stock (common stock $1,933 and additional paid
                     in capital $2,141,957)                                                      2,144,000
                                                                                               -----------
                                                                                                16,890,000
                 Fair value of assets acquired, net of assumed liabilities                       (982,000)
                                                                                               -----------
                 Goodwill                                                                      $15,908,000
                                                                                               ===========

NOTE 11. SEGMENT INFORMATION

         With the sale of the IMS segment in 1999, substantially all of the Company's revenues and assets are derived from the IT Staffing business. The Company also generates minor revenues from its IT training subsidiary which amounted to approximately $4,294,000 in 2000, $3,039,000 in 1999, and $2,954,000
in 1998. The IT training subsidiary incurred a loss from continuing operations of approximately $214,000 in 2000, $509,000 in 1999, and $1,426,000 in 1998.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         On August 1, 2000, the Company was notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP, the successor of that merger, and that Rudolph, Palitz LLC would no longer be the auditor for the Registrant. McGladrey & Pullen LLP was engaged as the Company's new auditor effective August 1, 2000. This event is further described in the auditing firm's press release dated August 2, 2000, and in the Company's press release dated August 3, 2000, copies of which are filed as exhibits to the Report and were filed as exhibits to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2000. Rudolph, Palitz LLC's notice of the merger dated August 1, 2000 is filed as an exhibit to this Report and was filed as an exhibit to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2000.

         The auditor's reports from Rudolph, Palitz LLC for the Company's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to engage McGladrey & Pullen LLP was approved by the Company's board of directors at a regular meeting held on October 20, 2000.

         During the Company's two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.

         The Company has requested Rudolph, Palitz LLC to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in this Item. Such letter is filed as an exhibit to this Report.


                                    PART III

INCORPORATION BY REFERENCE


         The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders under the caption "Nominees for Election as Directors; Identification of Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions". The definitive proxy statement is expected to be filed with the Commission no later than 120 days after the end of the fiscal year to which this Report relates.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a.) The following documents are filed as a part of this Annual Report on Form
     10-K:

        1.       Consolidated Financial Statements:
                 Reports of Independent Auditors                        19 - 20
                 Consolidated Balance Sheets                                 21
                 Consolidated Statements of Operations                       22
                 Consolidated Statements of Shareholders' Equity             23
                 Consolidated Statements of Cash Flows                       24
                 Notes to Consolidated Financial Statements               25-36


        2.       Consolidated Financial Statement Schedules:
                 Included in Part IV of this Report:
                     All such information is included in the Notes to the Consolidated Financial Statements. Other Schedules are omitted because of the absence of conditions under which they are required.

      3. Exhibits

           Exhibit
             No.                 Description of Document
           ------                -----------------------

            3.1 Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Reg. No. 333-13109) (the "Form S-l").

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

            10.2 1996 Incentive Stock Option and Non-Qualified Stock Option Plan for Key Employees and Non-Employee Directors, as amended and restated effective June 9, 1998. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on August 6, 1998.

            10.3 Professional Services Agreement between Merck & Company, Inc. and Judge Technical Services, Inc. Incorporated by reference to Exhibit 10.5 of the Form S-1.

           Exhibit
             No.                   Description of Document
           -------                 -----------------------

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

            10.8 Stock Option Agreement between the Company and James A. Hahn. Incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-K for the year ended December 31, 1998 filed on April 15, 1999.

            10.9 Stock Option Agreement between the Company and Randolph J. Angermann. Incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-K for the year ended December 31, 1998 filed on April 15, 1999.

            10.10 Employment Agreement, dated January 1, 2000, by and between the Company and Robert G. Alessandrini. Incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

            10.11 Asset Purchase Agreement by and among Judge Imaging Systems, Inc., Automated Office Products of Western New York, Inc. d/b/a AOP Solutions, Paul F. Eckert and Suzanne Eckert. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q filed on August 16, 1999.

            10.12 Asset Purchase Agreement by and among Systems Solutions, Inc., Judge Imaging Systems, Inc., AOP Acquisition Corp., Paul F. Eckert and Suzanne Eckert. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q filed on August 16, 1999.

            10.13 Asset Purchase Agreement by and among Judge Imaging Systems, Inc., The Judge Group, Inc. and AOP Morristown Corp. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q filed on August 16, 1999.

            10.14 Master Lease Agreement, dated April 20, 1999, between the Company and PNC Leasing Corp, a subsidiary of PNC Bank, N.A. Incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

            10.15 Asset Purchase Agreement between FILENET CORPORATION as Purchaser and ON-SITE SOLUTIONS, INC. as Seller, dated as of July 31, 1999. Incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

           Exhibit
             No.             Description of Document
           ------            -----------------------

            10.16 Severance Agreement and General Release, dated December 29, 2000, by and between the Company and Richard T. Furlano.*

            21.1    Subsidiaries of the Registrant. Incorporated by reference to
                    Exhibit 21.1 of the Company's Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

            23.1    Consents of Independent Auditors.*

            99.1 Rudolph, Palitz LLC Press Release dated August 2, 2000. Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed on August 3, 2000.

            99.2 The Company's Press Release dated August 3, 2000. Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed on August 3, 2000.

            99.3 Notification of merger from Rudolph, Palitz LLC, dated August 1, 2000. Incorporated by reference to Exhibit 99.4 of the Company's Report on Form 8-K filed on August 3, 2000.

            99.4 Letter of agreement from Rudolph, Palitz LLC, dated March 23, 2001.*

--------------------------------------------------------------------------------
*  Filed herewith
(b) Reports on Form 8-K.

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2001                     THE JUDGE GROUP, INC.
                                           (FORMERLY JUDGE.COM, INC.)


By: /s/ Robert G. Alessandrini             By: /s/ Martin E. Judge, Jr.
    --------------------------                 --------------------------
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

/s/ Martin E. Judge, Jr.                   Chairman of the Board, Director,        March 27, 2001
------------------------                   President and Chief Executive
Martin E. Judge, Jr.                       Officer
(Principal Executive Officer)

/s/ Michael A. Dunn                        Director and Executive                  March 27, 2001
-------------------                        Vice President
Michael A. Dunn

/s/ Randolph J. Angermann                  Director                                March 27, 2001
-------------------------
Randolph J. Angermann

/s/ James C. Hahn                          Director                                March 27, 2001
-----------------
James C. Hahn

/s/ Robert H. Strouse                      Director                                March 27, 2001
---------------------
Robert H. Strouse

/s/ John E. Shields                        Director                                March 27, 2001
-------------------
John E. Shields
