Form 10-Q
period 2001-03-31
JUDGE GROUP INC
filed 2001-05-15
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 3, 2001, 14,097,652 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

        THE JUDGE GROUP, INC. (FORMERLY JUDGE.COM, INC.) AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

NUMBER                                                                                          PAGE(S)
------                                                                                          -------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000                      1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     MARCH 31, 2001 AND 2000                                                                          2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
     MARCH 31, 2001 AND 2000                                                                          3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                              4 - 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                                              6 -8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   8

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                            9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    9

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                             9

--------------------------------------------------------------------------------------------------------

FORWARD LOOKING INFORMATION

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements and information are based on beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by us, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text accompanying such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. A non-exclusive list of factors that may affect future performance can be found in our Report on Form 10-K for the year ended December 31, 2000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                        March 31, 2001    December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                                 $        ---         $        ---
Accounts receivable, net                                                                    20,294,543           20,777,480
Prepaid income taxes and deferred taxes                                                      2,928,616            3,162,983
Other                                                                                        1,395,878              976,061
                                                                                          ------------         ------------
TOTAL CURRENT ASSETS                                                                        24,619,037           24,916,524
                                                                                          ------------         ------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                       6,428,841            6,331,479
Less: accumulated depreciation and amortization                                              2,949,028            3,148,417
                                                                                          ------------         ------------
NET PROPERTY AND EQUIPMENT                                                                   3,479,813            3,183,062
                                                                                          ------------         ------------

OTHER ASSETS
Deposits and other assets                                                                      387,004              355,282
Other receivables, officers and employees                                                      569,135              539,069
Goodwill, net of accumulated amortization of $2,099,770, 2001 and
  $1,998,879, 2000                                                                           8,246,492            8,347,384
                                                                                          ------------         ------------
TOTAL OTHER ASSETS                                                                           9,202,631            9,241,735
                                                                                          ------------         ------------
TOTAL ASSETS                                                                              $ 37,301,481         $ 37,341,321
                                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                            $ 631,261            $ 583,384
Accounts payable and accrued expenses                                                        6,389,129            5,971,000
Payroll and sales taxes                                                                        732,669              495,809
Other liabilities                                                                              594,994              766,719
Deferred revenue                                                                               312,141              491,883
                                                                                          ------------         ------------
TOTAL CURRENT LIABILITIES                                                                    8,660,194            8,308,795
                                                                                          ------------         ------------

LONG-TERM LIABILITIES
Note payable, Bank                                                                           8,008,411            9,166,902
Deferred rent obligation                                                                       330,519              318,416
Debt obligations, net of current portion                                                       529,383              555,610
                                                                                          ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                                  8,868,313           10,040,928
                                                                                          ------------         ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at March 31, 2001
and December 31, 2000, 14,134,373 issued and 13,497,228 outstanding                            141,343              141,343
Preferred stock, $.01 par value, 10,000,000 shares authorized                                      ---                  ---
Additional paid-in capital                                                                  24,167,431           24,053,557
Deferred service costs - Warrants                                                             (85,405)                  ---
Accumulated deficit                                                                        (3,082,742)          (3,835,649)
                                                                                          ------------         ------------
                                                                                            21,140,627           20,359,251
Less treasury stock, 637,145 shares; at cost                                                 1,367,653            1,367,653
                                                                                          ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                                  19,772,974           18,991,598
                                                                                          ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 37,301,481         $ 37,341,321
                                                                                          ============         ============

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                   2001             2000
                                                                                   ----             ----
NET REVENUES                                                                    $ 30,388,341      $ 27,320,518
                                                                                ------------      ------------

COSTS AND EXPENSES

Cost of sales                                                                     19,666,600        17,893,603

Selling and operating                                                              5,876,470         4,809,968

General and administrative                                                         3,378,172         3,408,563
                                                                                ------------      ------------

TOTAL COSTS AND EXPENSES                                                          28,921,242        26,112,134
                                                                                ------------      ------------

OPERATING INCOME                                                                   1,467,099         1,208,384

Other income (expense), net                                                         (201,709)         (232,505)
                                                                                ------------      ------------

Income before income tax expense                                                   1,265,390           975,879

Income tax expense                                                                   512,483            56,725
                                                                                ------------      ------------

NET INCOME                                                                        $  752,907         $ 919,154
                                                                                  ==========         =========

NET INCOME  PER SHARE:

   BASIC

Weighted Average Shares Outstanding                                               13,497,228        13,944,373
                                                                                  ==========        ==========

Income per share                                                                      $ 0.06            $ 0.07
                                                                                      ======            ======

   DILUTED

Weighted Average Shares Outstanding                                               13,545,172        14,573,835
                                                                                  ==========        ==========

Income per share                                                                      $ 0.06            $ 0.06
                                                                                      ======            ======

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                           2001                      2000
                                                                                           ----                      ----
OPERATING ACTIVITIES
Net income for the period                                                               $ 752,907                 $ 919,154
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                            290,811                   277,432
  Amortization                                                                            100,891                   108,390
  Stock warrants issued for services                                                       28,469                       ---
  Deferred rent                                                                            12,103                   (11,441)
  Provision for losses on accounts receivable                                              97,046                   140,210
  Loss on sale of equipment                                                                14,479                       ---
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                     385,891                   320,165
  Prepaid income taxes and deferred taxes                                                 234,367                  (163,013)
  Other current assets                                                                   (419,817)                 (330,637)
  Deposits and other                                                                      (61,788)                  (17,597)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                   246,404                   888,081
  Payroll and sales taxes                                                                 236,860                   255,711
  Deferred revenue                                                                       (179,742)                   83,445
                                                                                        ---------                 ---------
    Net cash provided by operating activities                                           1,738,881                 2,469,900
                                                                                        ---------                 ---------

INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property and
    equipment                                                                            (443,032)                  (85,434)
                                                                                        ---------                 ---------

FINANCING ACTIVITIES
Proceeds (repayments) of notes payable, bank, net                                      (1,158,491)               (2,126,871)
Principal payments on long-term debt                                                     (137,358)                 (257,595)
                                                                                        ---------                 ---------
    Net cash used in financing activities                                              (1,295,849)               (2,384,466)
                                                                                        ---------                 ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              ---                       ---
CASH AND CASH EQUIVALENTS, BEGINNING                                                          ---                     4,571
                                                                                        ---------                 ---------
CASH AND CASH EQUIVALENTS, ENDING                                                           $ ---                   $ 4,571
                                                                                        =========                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                $ 306,000                 $ 292,000
                                                                                        =========                 =========
Cash paid during the period for income taxes                                            $ 278,000                 $ 220,000
                                                                                        =========                 =========

            See Notes to Condensed Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge.com, Inc.), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At March 31, 2001, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and the notes thereto, included in the Company's Report on Form 10-K for the year ended December 31, 2000.

Risks, Uncertainties and Management Estimates

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

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

Earnings Per Share

Basic earnings per share amounts are computed based on net income divided by the weighted average number of shares actually issued, reduced by treasury shares. The number of shares used in the computation for the three months ended March 31, 2001 and 2000 were approximately 13,497,000 and 13,944,000, respectively.

Diluted earnings per share amounts for the three months ended March 31, 2001 and 2000 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options. The number of shares used in the computation for the three months ended March 31, 2001 and 2000 were approximately 13,545,000 and 14,574,000, respectively. Outstanding options to purchase 2,603,194 common shares in 2001 and 908,250 common shares in 2000 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares.

NOTE 3. INCOME TAXES

The Company files a consolidated Federal income tax return with its wholly owned subsidiaries. State income taxes are determined on the basis of filing separate returns for each subsidiary to the extent required by applicable state regulations.

In accordance with Accounting Principles Board Opinion No. 28 (Interim Financial Reporting), income taxes are calculated at the estimated effective annual (federal and state) tax rates.

The effective tax rate for 2001 is higher than the applicable federal statutory tax rate of 34% due to state tax provisions and certain expenses that were not deductible for tax purposes. In 2000 the effective tax rate was lower than the applicable federal statutory tax rate due to the Company's utilization of certain net operating loss carryforwards, for which the Company had previously provided a deferred tax valuation allowance.

NOTE 4. SHAREHOLDERS' EQUITY

Warrants

In February 2001, the Company issued warrants to purchase 100,000 shares of common stock to an investment banking firm for services to be rendered. Such warrants are valued at approximately $114,000, which has been credited to additional paid in capital, and are being amortized over six months beginning February 15, 2001. The warrants are exercisable anytime prior to February 12, 2006 at an exercise price of $2.25 per share.

NOTE 5. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the three month period ended March 31, 2001, the Company entered into the following non-cash transaction:

   Entered into certain lease agreements for the purchase of equipment of approximately $159,000.

   Issued warrants to purchase 100,000 common shares at a value of approximately $114,000.

During the three month period ended March 31, 2000, the Company placed into service approximately $280,000 of property and equipment previously classified as "other current assets".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (formerly Judge.com, Inc.) and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

Our operations, including our contract placement, permanent placement and IT training business, were consolidated within the IT Staffing segment in January 1999 to enable financial analysis that more closely tracks our lines of business.

Our operations experienced an increase in revenue of approximately $3.1 million, or 11.2%, for the three months ended March 31, 2001 compared to the prior year period. This revenue increase was primarily attributable to higher average billing rates in the contract placement business as well as higher average placement fees in the permanent placement business, as more fully discussed below. Primarily due to this increase in revenue, our operating income increased approximately $0.3 million, or 21.4%, for the three months ended March 31, 2001 compared to the prior year period. However, our net income decreased approximately $0.2 million, or 18.1%, in the three months ended March 31, 2001 compared to the prior year period. Such decrease was primarily attributable to our use in 2000 of net operating loss carryforwards, for which we previously provided a deferred tax valuation allowance, to reduce income tax expense.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                          THREE MONTHS
                                                          ENDED MARCH 31,
                                                       2001              2000
                                                       ----              ----
Net Revenues                                          100.0%            100.0%
                                                      -----             -----
Cost of Sales                                          64.7              65.5
Selling and Operating                                  19.3              17.6
General and Administrative                             11.2              12.5
                                                       ----              ----
Total Costs and Expenses                               95.2              95.6
                                                       ----              ----
Operating Income                                        4.8               4.4
Interest Income (Expense) and Other, Net               (0.6)             (0.8)
                                                      -----             -----
Income Before  Income Taxes                             4.2%              3.6%
                                                      =====             =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Revenues. Consolidated net revenues increased by 11.2%, or approximately $3.1 million, to approximately $30.4 million for the three months ended March 31, 2001 compared to the prior year period. This increase was primarily due to an increase in our contract placement revenues of approximately $2.2 million, or 9.5%, for the three months ended March 31, 2001 compared to the prior year period. The contract placement revenue increase was primarily attributable to a higher average billing rate coupled with an increase in billable hours over the comparable period of last year. In the three months ended March 31, 2001 we billed approximately 392,000 IT consultant hours, compared to 382,000 IT consultant hours in the comparable period of 2000. Our average hourly billing rate for IT consultants increased to $59.82 in the quarter ended March 31, 2001 compared to $56.02 in the comparable period of 2000. This increase in average hourly billing rate was attributable to an emphasis on higher bill rate services such as client server and web development projects. Our permanent placement revenues increased 6.0%, or approximately $0.2 million, in the period ended March 31, 2001 compared to the prior year period. This increase in permanent placement revenues was primarily attributable to an increase in the average fee per placement to approximately $14,700 in 2001 compared to approximately $13,600 in the prior year period. The number of candidates placed in the period ended March 31, 2001 decreased to 256 from 261 in the prior year period. Our IT training revenues increased approximately $.5 million, or 52.5%, in the period ended March 31, 2001 compared to the prior year period, which was primarily attributable to an increase in trainer brokerage business, in which we act as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. We only supply the contract trainer, thereby eliminating most direct costs of this revenue. Our trainer brokerage program generated approximately $0.7 million in revenues in the period ended March 31, 2001 compared to approximately $0.3 million in revenues in the period ended March 31, 2000.

Cost of Sales. Consolidated cost of sales increased by 9.9%, or approximately $1.8 million, to approximately $19.7 million for the three months ended March 31, 2001 compared to the prior year period. However, cost of sales as a percentage of consolidated net revenues decreased to 64.7% from 65.5% in the respective comparable period. Cost of sales related to contract placements decreased to 74.8% of contract placement revenues as of March 31, 2001 compared to 75.8% in the prior year period. This decrease was attributable to focusing our marketing efforts on higher bill rate services as reflected in the increase in average hourly billing rate discussed above. Also contributing to the decline in cost of sales as a percentage of consolidated net revenues was an increase in revenues from permanent placements that have no cost of sales, to approximately $3.8 million for the three months ended March 31, 2001 compared to approximately $3.6 million in the prior year period. Cost of sales related to IT training revenues increased approximately $0.3 million, or 80.8%, in the period ended March 31, 2001 compared to the prior year period, primarily due to additional trainers required by the trainer brokerage business discussed above.

Selling and Operating. Consolidated selling and operating expenses increased by 22.2%, or approximately $1.1 million, to approximately $5.9 million for the three months ended March 31, 2001 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 19.3% from 17.6% for the three months ended March 31, 2001 compared to the prior year period. The increase in selling and operating expenses as a percentage of consolidated net revenues was partly due to higher salaries and commissions paid to salespeople and recruiters related to the increased revenues, and partly due to increases in related expenses such as office supplies and travel and entertainment.

General and Administrative. Consolidated general and administrative expenses decreased 0.9%, or approximately $30,000, to approximately $3.4 million for the three months ended March 31, 2001 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues decreased to 11.2% from 12.5% for the three months ended March 31, 2001 compared to the prior year period. This decrease was primarily related to a decrease in professional fees of approximately $43,000 for the three months ended March 31, 2001 compared to the prior year period. Also contributing to the decrease in general and administrative expenses was a decrease in taxes other than income taxes of approximately $20,000 for the three months ended March 31, 2001 compared to the prior year period. Such decreases were partly offset by increases in other expenses categorized as general and administrative. We believe the decrease in general and administrative expense reflects our continuing efforts to control overhead costs.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $223,000 and $249,000 for the three months ended March 31, 2001 and 2000, respectively. Other income was approximately $21,000 and $16,000 for the three months ended March 31, 2001 and 2000, respectively. This decrease in interest expense reflects our decreased usage of our bank line of credit during the quarter ended March 31, 2001, as well as a reduced interest rate on such borrowings from a prime rate of 9% at March 31, 2000 to 8% at March 31, 2001.

Income Taxes. The effective tax rate of approximately 40.5% for the three months ended March 31, 2001 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2000 the effective tax rate of approximately 5.8% is lower than the applicable federal statutory tax rate primarily due to our use of net operating loss carryforwards, for which we had previously provided a deferred tax valuation allowance, to reduce income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs as our business has expanded. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash and cash equivalent balance of $0 as of March 31, 2001.

We provided cash from operations of approximately $1.7 million in the three months ended March 31, 2001 compared to approximately $2.5 million for the three months ended March 31, 2000. This decrease is partially attributable to a decrease in our earnings by approximately $0.2 million in the quarter ended March 31, 2001 compared to the prior year period. Additionally, our accounts payable and accrued expenses increased by approximately $0.2 million in the quarter ended March 31, 2001 compared to an increase of approximately $0.9 million in the comparable period of 2000.

Cash purchases of fixed assets for the three months ended March 31, 2001 were approximately $0.4 million compared to purchases of approximately $85,000 in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories, and software to upgrade our technology infrastructure.

We repaid approximately $1.2 million of our line of credit in the three months ended March 31, 2001, compared to repayment of approximately $2.1 million in the three months ended March 31, 2000. We also repaid approximately $137,000 of our long term obligations in the quarter ended March 31, 2001 compared to repayments of approximately $258,000 in the prior year period.

Since April 1998, we have had availability under a $25.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of March 31, 2001 we had approximately $8.0 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. Such covenants include limitations on loans we may extend to officers and employees, the incurring of additional debt and a prohibition of the payment of dividends on our common shares. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 8% at March 31, 2001, or 200 basis points over the London Inter-bank Offering Rate.

We anticipate that our primary uses of capital in future periods will be to fund increases in accounts receivable, to support internal growth by financing new offices, and to finance additional acquisitions. We believe that our Line of Credit, or other credit facilities, which may be available to us in the future, will be sufficient to meet our capital needs for at least the next twelve months.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2001, we issued warrants to purchase 100,000 shares of our common stock to an investment banking firm and individuals associated with the firm for services to be provided. The warrants are valued at approximately $114,000, and the future service costs are being amortized over six months beginning February 15, 2001. The warrants are exercisable anytime before February 12, 2006, at an exercise price of $2.25 per common share.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

             Exhibit No.     Description of Document

              10.1 Employment Agreement, dated as of January 1, 2001, between The Judge Group, Inc. and
                             Martin E. Judge, Jr.

              10.2 Employment Agreement, dated as of January 1, 2001, between The Judge Group, Inc. and
                             Robert G. Alessandrini.

              10.3 Employment Agreement, dated as of January 1, 2001 between The Judge Group, Inc. and
                             Katharine Wiercinski.


         (b) A report on Form 8-K was filed pursuant to Item 5 thereof by the Registrant during the quarter ended March 31, 2001, on January 9, 2001, related to the resignation of Richard T. Furlano as a member of the Board of Directors of the Company and President of the Company's Contract Placement division.

              A report on Form 8-K was filed pursuant to Item 5 thereof by the Registrant during the quarter ended March 31, 2001, on January 15, 2001, related to the Registrant's change of name from "JUDGE.com, Inc." to "The Judge Group, Inc."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2001

          THE JUDGE GROUP, INC.                      THE JUDGE GROUP, INC.
          /s/Robert G. Alessandrini                  /s/Martin E. Judge, Jr.
          -------------------------                  -------------------------
          Chief Financial Officer                    Chairman of the Board and
                                                     Chief Executive Officer