Form 10-Q
period 2001-06-30
JUDGE GROUP INC
filed 2001-08-10
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 8, 2001, 14,097,652 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

        THE JUDGE GROUP, INC. (FORMERLY JUDGE.COM, INC.) AND SUBSIDIARIES
                                      INDEX

NUMBER                                                                                                              PAGE(S)
------                                                                                                              -------
                                      PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000                                           1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000                           2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000                         3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000                           4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                   5- 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8 - 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                       12

                                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                                12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                           12-13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                                 13

--------------------------------------------------------------------------------
FORWARD LOOKING INFORMATION

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                          June 30, 2001     December 31, 2000
                                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                  $       ---          $       ---
Accounts receivable, net                                                                    19,322,070           20,777,480
Prepaid income taxes and deferred taxes                                                      2,377,122            3,162,983
Other                                                                                        1,332,347              976,061
                                                                                           -----------          -----------
TOTAL CURRENT ASSETS                                                                        23,031,539           24,916,524
                                                                                           -----------          -----------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                       6,700,288            6,331,479
Less: accumulated depreciation and amortization                                              3,132,934            3,148,417
                                                                                           -----------          -----------
NET PROPERTY AND EQUIPMENT                                                                   3,567,354            3,183,062
                                                                                           -----------          -----------

OTHER ASSETS
Deposits and other                                                                             393,934              355,282
Other receivables, officers and employees                                                      602,275              539,069
Goodwill, net of accumulated amortization of $2,200,662, 2001 and
$1,998,879, 2000                                                                             8,145,601            8,347,384
                                                                                           -----------          -----------
TOTAL OTHER ASSETS                                                                           9,141,810            9,241,735
                                                                                           -----------          -----------
TOTAL ASSETS                                                                               $35,740,703          $37,341,321
                                                                                           ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                          $   726,428          $   583,384
Accounts payable and accrued expenses                                                        5,255,276            5,971,000
Payroll and sales taxes                                                                        409,688              495,809
Other liabilities                                                                              467,211              766,719
Deferred revenue                                                                               155,662              491,883
                                                                                           -----------          -----------
TOTAL CURRENT LIABILITIES                                                                    7,014,265            8,308,795
                                                                                           -----------          -----------

LONG-TERM LIABILITIES
Note payable, Bank                                                                           7,554,806            9,166,902
Deferred rent obligation                                                                       363,527              318,416
Debt obligations, net of current portion                                                       330,451              555,610
                                                                                           -----------          -----------
TOTAL LONG-TERM LIABILITIES                                                                  8,248,784           10,040,928
                                                                                           -----------          -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at June 30, 2001,
14,141,373 shares issued and 13,504,228 shares outstanding; at December 31,
2000, 14,134,373 shares issued and 13,497,228 shares outstanding                               141,413              141,343
Preferred stock, $.01 par value, 10,000,000 shares authorized; at June 30, 2001,
no shares issued and outstanding                                                                   ---                  ---
Additional paid-in capital                                                                  24,176,111           24,053,557
Deferred service costs - Warrants                                                              (28,468)                 ---
Accumulated deficit                                                                         (2,443,749)          (3,835,649)
                                                                                           -----------          -----------
                                                                                            21,845,307           20,359,251
Less treasury stock, 637,145 shares; at cost                                                 1,367,653            1,367,653
                                                                                           -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                                                  20,477,654           18,991,598
                                                                                           -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $35,740,703          $37,341,321
                                                                                           ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                              2001                 2000
                                              ----                 ----
NET REVENUES                               $58,714,007          $55,387,940
                                           -----------          -----------
COSTS AND EXPENSES
Cost of sales                               37,435,200           35,990,546
Selling and operating                       11,613,456            9,597,291
General and administrative                   6,883,636            6,842,518
                                           -----------          -----------

TOTAL COSTS AND EXPENSES                    55,932,292           52,430,355
                                           -----------          -----------
OPERATING INCOME                             2,781,715            2,957,585
Other income (expense), net                   (381,887)            (476,285)
                                           -----------          -----------
Income before income tax expense             2,399,828            2,481,300
Income tax expense                           1,007,928              330,764
                                           -----------          -----------
NET INCOME                                 $ 1,391,900          $ 2,150,536
                                           ===========          ===========
NET INCOME PER SHARE:
   BASIC
Weighted Average Shares Outstanding         13,500,709           13,942,840
                                           ===========          ===========
Income per share                           $      0.10          $      0.15
                                           ===========          ===========
   DILUTED
Weighted Average Shares Outstanding         13,557,666           14,326,104
                                           ===========          ===========
Income per share                           $      0.10          $      0.15
                                           ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                 2001                2000
                                                 ----                ----
NET REVENUES                                 $28,325,666          $28,067,422
                                             -----------          -----------
COSTS AND EXPENSES
Cost of sales                                 17,768,600           18,096,943
Selling and operating                          5,736,986            4,787,323
General and administrative                     3,505,464            3,433,955
                                             -----------          -----------
TOTAL COSTS AND EXPENSES                      27,011,050           26,318,221
                                             -----------          -----------
OPERATING INCOME                               1,314,616            1,749,201
Other income (expense), net                     (180,178)            (243,780)
                                             -----------          -----------
Income before income tax expense               1,134,438            1,505,421
Income tax expense                               495,444              274,039
                                             -----------          -----------
NET INCOME                                   $   638,994          $ 1,231,382
                                             ===========          ===========
NET INCOME PER SHARE:
   BASIC
Weighted Average Shares Outstanding           13,504,151           13,941,307
                                             ===========          ===========
Income per share                             $      0.05          $      0.09
                                             ===========          ===========
   DILUTED
Weighted Average Shares Outstanding           13,570,121           14,078,372
                                             ===========          ===========
Income per share                             $      0.05          $      0.09
                                             ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                               2001                 2000
                                                                                               ----                 ----
OPERATING ACTIVITIES
Net income for the period                                                                  $ 1,391,900          $ 2,150,536
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                 606,919              537,193
  Amortization                                                                                 201,783              209,281
  Stock warrants issued for services                                                            85,406                  ---
  Deferred rent                                                                                 45,111              (28,835)
  Provision for losses on accounts receivable                                                   88,206              203,420
  Loss on disposal of equipment                                                                 22,686                3,542
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                        1,367,204             (551,995)
  Prepaid income taxes and deferred taxes                                                      785,861              (10,767)
  Other current assets                                                                        (356,286)            (277,418)
  Deposits and other                                                                          (101,858)             (21,222)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                     (1,014,895)             785,285
  Payroll and sales taxes                                                                      (86,121)              36,411
  Deferred revenue                                                                            (336,221)             108,175
                                                                                           -----------          -----------
    Net cash provided by operating activities                                                2,699,695            3,143,606
                                                                                           -----------          -----------

INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property and
    equipment                                                                                 (791,216)            (287,472)
                                                                                           -----------          -----------

FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                                      (1,612,096)          (2,250,258)
Principal payments on long-term debt                                                          (305,133)            (469,889)
Exercise of stock options                                                                        8,750                  ---
Purchase of Treasury stock                                                                         ---             (140,558)
                                                                                           -----------          -----------
    Net cash used in financing activities                                                   (1,908,479)          (2,860,705)
                                                                                           -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   ---               (4,571)
CASH AND CASH EQUIVALENTS, BEGINNING                                                               ---                4,571
                                                                                           -----------          -----------
CASH AND CASH EQUIVALENTS, ENDING                                                          $       ---          $       ---
                                                                                           ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                                   $   485,000          $   532,000
                                                                                           ===========          ===========
Cash paid during the period for Income taxes                                               $   370,000          $   386,000
                                                                                           ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge.com, Inc.), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At June 30, 2001, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Earnings Per Share

Basic earnings per share amounts are computed based on net income divided by the weighted average number of shares actually issued, reduced by treasury shares.

Diluted earnings per share amounts for the three months and six months ended June 30, 2001 and 2000 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options. Outstanding options to purchase 2,405,070 common shares in 2001 and 1,153,047 common shares in 2000 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares.


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


NOTE 4. SHAREHOLDERS' EQUITY

Warrants

In February 2001, the Company issued warrants to purchase 100,000 shares of common stock to an investment banking firm for services to be rendered. Such warrants are valued at approximately $114,000, which has been credited to additional paid in capital, and are being amortized over six months beginning February 15, 2001. The warrants are exercisable any time prior to February 12, 2006 at an exercise price of $2.25 per share.


NOTE 5. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the six month period ended June 30, 2001, the Company entered into the following non-cash transactions:
o Entered into certain lease agreements for the purchase of equipment of approximately $223,000.
o Issued warrants to purchase 100,000 common shares at a value of approximately $114,000.

      During the six month period ended June 30, 2000, the Company placed into service approximately $280,000 of property and equipment previously classified as "other current assets".

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NOTE 6. PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, (the "Statements") which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:
o   Eliminates the pooling method for accounting for business combinations.
o Requires that intangible assets that meet certain criteria be reported separately from goodwill.
o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
o Eliminates the amortization of goodwill and other intangible assets that are determined to have an indefinite life.
o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (formerly Judge.com, Inc.) and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

Our operations experienced an increase in revenue of approximately $3.3 million, or 6.0%, for the six months ended June 30, 2001 compared to the prior year period. This revenue increase was primarily attributable to higher average billing rates in the contract placement business as well as higher average placement fees in the permanent placement business, as more fully discussed below. Our operating income decreased approximately $0.2 million, or 6.0%, for the six months ended June 30, 2001 compared to the prior year period due primarily to higher selling expenses, as more fully discussed below. Our net income decreased approximately $0.8 million, or 35.3%, for the six months ended June 30, 2001 compared to the prior year period. Such decrease was primarily attributable to our use in 2000 of net operating loss carryforwards, for which we previously provided a deferred tax valuation allowance, to reduce our income tax expense.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                           THREE MONTHS                      SIX MONTHS
                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                     2001             2000              2001             2000
                                                     ----             ----              ----             ----
Net revenues                                        100.0%           100.0%            100.0%           100.0%
                                                    ------           ------            ------           ------
Cost of sales                                        62.7             64.5              63.8             65.0
Selling and operating expenses                       20.3             17.1              19.8             17.3
General and administrative expenses                  12.4             12.2              11.7             12.4
                                                     ----             ----              ----             ----
Total costs and expenses                             95.4             93.8              95.3             94.7
                                                     ----             ----              ----             ----
Operating income                                      4.6              6.2               4.7              5.3
Interest income (expense) and other, net             (0.6)            (0.9)             (0.6)            (0.9)
                                                     ----             ----              ----             ----
Income before income taxes                            4.0%             5.3%              4.1%             4.4%
                                                     ====             ====              ====             ====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Revenues. Consolidated net revenues increased by 0.9%, or approximately $0.3 million, to approximately $28.3 million for the three months ended June 30, 2001 compared to the prior year period. This increase was primarily due to an increase in our permanent placement revenues of approximately $0.5 million, or 13.5%, for the three months ended June 30, 2001 compared to the prior year period. This increase in permanent placement revenues was primarily attributable to an increase in the number of candidates placed in the three months ended June 30, 2001 to 302 from 286 in the prior year period, as well as an increase in the average fee per placement to approximately $14,000 in the three months ended June 30, 2001 compared to approximately $13,000 in the prior year period. Our IT training revenues also increased approximately $0.1 million, or 10.8%, in the three months ended June 30, 2001 compared to the prior year period, which was primarily attributable to an increase in trainer brokerage revenues resulting from cases in which we act as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. We only supply the contract trainer, thereby eliminating most direct costs of this revenue, including text supplies, software and computer rental, room rental, and contract trainer travel expenses. Our trainer brokerage program generated approximately $0.5 million in revenues in the three months ended June 30, 2001 compared to approximately $0.3 million in the prior year period. The increase in revenues in both our permanent placement and IT training operations was partly offset by a decrease in revenues of approximately $0.4 million, or 1.5%, in our contract placement operations. This decrease was due primarily to a decrease in the number of consultant hours we billed in the three months ended June 30, 2001 compared to the prior year period. In the three months ended June 30, 2001 we billed approximately 370,000 IT consultant hours, compared to 378,000 IT consultant hours in the comparable period of 2000. Our average hourly billing rate for IT consultants increased to $60.89 in the three months ended June 30, 2001 compared to $58.02 in the comparable period of 2000. This increase in average hourly billing rate was attributable to an increased emphasis on higher billable rate services such as client server and web development projects.

Cost of Sales. Consolidated cost of sales decreased by 1.8%, or approximately $0.3 million, to approximately $17.8 million for the three months ended June 30, 2001 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 62.7% from 64.5% in the respective comparable periods. Cost of sales related to contract placements decreased to 74.6% of contract placement revenues for the three months ended June 30, 2001 compared to 75.4% in the prior year period. This decrease was attributable to focusing our marketing efforts on higher billable rate services, as reflected in the increase in average hourly billing rate discussed above. Also contributing to the decline in cost of sales as a percentage of revenues was an increase in revenues from permanent placements that have no cost of sales, to approximately $4.3 million for the three months ended June 30, 2001 compared to approximately $3.8 million in the prior year period. Cost of sales related to IT training revenues increased approximately $0.1 million, or 21.7%, in the three months ended June 30, 2001 compared to the prior year period, primarily due to additional trainers required for our trainer brokerage program discussed above.

Selling and Operating. Consolidated selling and operating expenses increased by 19.8%, or approximately $0.9 million, to approximately $5.7 million for the three months ended June 30, 2001 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 20.3% from 17.1% for the three months ended June 30, 2001 compared to the prior year period. This increase was due partly to higher commissions paid to salespeople and recruiters working with our permanent placement division, which experienced an increase in revenues, and partly to an increase in the number of salespeople and recruiters involved in contract placements, to 113 at June 30, 2001 from 102 at June 30, 2000. Additional selling expenses related to the increased number of sales personnel, such as travel and entertainment, advertising and office supplies, also contributed to the increase in selling and operating expenses as a percentage of consolidated net revenues.

General and Administrative. Consolidated general and administrative expenses increased 2.1%, or approximately $0.1 million, to approximately $3.5 million for the three months ended June 30, 2001 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 12.4% from 12.2% for the three months ended June 30, 2001 compared to the prior year period. Contributing to this increase was an increase of $0.1 million, or 23.6%, in rent expense for the period ended June 30, 2001 compared to the prior year period. This increase primarily reflects additional space for some of our branch offices. Management believes the rate of increase in general and administrative expenses reflects its continuing efforts to control overhead costs.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $192,000 and $244,000 for the three months ended June 30, 2001 and 2000, respectively. Other income was approximately $12,000 and $0 for the three months ended June 30, 2001 and 2000, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the three months ended June 30, 2001, as well as a reduced interest rate on such borrowings from a prime rate of 9.5% at June 30, 2000 to 7% at June 30, 2001.

Income Taxes. The effective tax rate of approximately 43.7% for the three months ended June 30, 2001 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2000 the effective tax rate of approximately 18.2% is lower than the applicable federal statutory tax rate primarily due to our use of net operating loss carryforwards, for which we had previously provided a deferred tax valuation allowance, to reduce income tax expense.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Revenues. Consolidated net revenues increased by 6.0%, or approximately $3.3 million, to approximately $58.7 million for the six months ended June 30, 2001 compared to the prior year period. This increase was primarily due to an increase in our contract placement revenues of approximately $1.8 million, or 4.0%, for the six months ended June 30, 2001 compared to the prior year period. This increase in contract placement revenues was primarily attributable to a higher average billing rate over the comparable period of 2000. Our average hourly billing rate for IT consultants increased to $60.85 in the six months ended June 30, 2001 compared to $57.02 in the comparable period of 2000. This increase in average hourly billing rate was attributable to an increased emphasis on higher billable rate services such as client server and web development projects. Our permanent placement revenues increased 12.4%, or approximately $0.9 million, in the six months ended June 30, 2001 compared to the prior year period. This increase in permanent placement revenues was primarily attributable to an increase in the average fee per placement to approximately $14,500 in the first six months of 2001 compared to approximately $13,300 in the prior year period. Revenues in our IT training operations increased 30.6%, or approximately $0.6 million, in the six months ended June 30, 2001 compared to the prior year period. This increase in IT training revenues was primarily attributable to an increase in trainer brokerage revenues resulting from cases in which we act as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. We only supply the contract trainer, thereby eliminating most direct costs of this revenue, including text supplies, software and computer rental, room rental, and contract trainer travel expenses. Our trainer brokerage program generated approximately $1.3 million in revenues in the six months ended June 30, 2001 compared to approximately $0.6 million in revenues in the comparable period of 2000.

Cost of Sales. Consolidated cost of sales increased by 4.0%, or approximately $1.4 million, to approximately $37.4 million for the six months ended June 30, 2001 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 63.8% from 65.0% in the respective comparable periods. Cost of sales related to contract placements decreased to 74.7% of contract placement revenues for the six months ended June 30, 2001 compared to 75.6% in the prior year period. This decrease was attributable to focusing our marketing efforts on higher billable rate services that is reflected in the increase in average hourly billing rate discussed above. Also contributing to the decline in cost of sales as a percentage of revenues was the increase in revenues discussed above from permanent placements that have no cost of sales. Cost of sales related to IT training revenues increased approximately $0.5 million, or 48.2%, in the six months ended June 30, 2001 compared to the prior year period, primarily due to additional trainers required for our trainer brokerage program discussed earlier.

Selling and Operating. Consolidated selling and operating expenses increased by 21.0%, or approximately $2.0 million, to approximately $11.6 million for the six months ended June 30, 2001 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 19.8% from 17.3% for the six months ended June 30, 2001 compared to the prior year period. This increase was due partly to higher salaries and commissions paid to salespeople and recruiters related to the increase in revenues discussed earlier, and partly to an increase in the number of salespeople and recruiters related to contract placement sales, to 113 at June 30, 2001 compared to 102 at June 30, 2000. Additional selling expenses related to the increased number of sales personnel, such as travel and entertainment, advertising and office supplies, also contributed to the increase in selling and operating expenses as a percentage of consolidated net revenues.

General and Administrative. Consolidated general and administrative expenses were relatively unchanged at approximately $6.9 million for the six months ended June 30, 2001 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues decreased to 11.7% from 12.4% for the six months ended June 30, 2001 compared to the prior year period. This decrease reflects an increase in revenues with no related increase in general and administrative expenses.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $415,000 and $490,000 for the six months ended June 30, 2001 and 2000, respectively. Other income was approximately $33,000 and $13,000 for the six months ended June 30, 2001 and 2000, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the six months ended June 30, 2001, as well as a reduced interest rate on such borrowings from a prime rate of 9.5% at June 30, 2000 to 7% at June 30, 2001.

Income Taxes. The effective tax rate of approximately 42% for the six months ended June 30, 2001 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2000 the effective tax rate of approximately 13.3% was lower than the applicable federal statutory tax rate due primarily to our use of net operating loss carryforwards, for which we had previously provided a deferred tax valuation allowance, to reduce income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs as our business has expanded. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash and cash equivalent balance of $0 as of June 30, 2001.

We provided cash from operations of approximately $2.7 million in the six months ended June 30, 2001 compared to approximately $3.1 million for the comparable period of 2000. This result is partially attributable to our lower earnings of approximately $1.4 million in the six months ended June 30, 2001 compared to earnings of approximately $2.2 million in the prior year period. A decrease in our accounts receivable and our prepaid income taxes and deferred taxes totaling approximately $2.1 million in the six months ended June 30, 2001 provided cash from operations, compared to a use of cash of approximately $0.6 million for those same categories in the comparable period of 2000. We used cash from operations to reduce our accounts payable and accrued expenses and our deferred revenue by approximately $1.4 million in the six months ended June 30, 2001 compared to increases in those categories totaling approximately $0.9 million, which provided cash from operations in the comparable period of 2000.

Cash purchases of fixed assets for the six months ended June 30, 2001 were approximately $0.8 million compared to purchases of approximately $0.3 million in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories and software to upgrade our technology infrastructure.

We repaid approximately $1.6 million of our line of credit in the six months ended June 30, 2001, compared to repayment of approximately $2.3 million in the six months ended June 30, 2000. We also repaid approximately $0.3 million of our long-term obligations in the six months ended June 30, 2001 compared to approximately $0.5 million in the comparable period of 2000. In June 2000 our Board of Directors authorized a program to repurchase our common shares on the open market to a maximum cost of $1,000,000. As of June 30, 2000 we had paid approximately $141,000 to repurchase 72,400 of our common shares.

Since April 1998, we have had availability under a $25.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of June 30, 2001 we had approximately $7.6 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. The covenants include limitations on loans we may extend to officers and employees, the incurrence of additional debt and a prohibition of the payment of dividends on our common shares. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 7% at June 30, 2001, or 200 basis points over the London Inter-bank Offering Rate.

Like others in our industry, we are aware that a downturn in the economy at large could potentially lead to a decrease in our revenue in future periods. While no one customer represents greater than 10% of our total revenue, a continuing general economic downturn in the United States could adversely impact our clients and cause them to curtail the use of staffing services. Our management continues to monitor general economic conditions and expects to make adjustments to our operations as needed.

We anticipate that our primary uses of capital in future periods will be to fund increases in accounts receivable, to support internal growth by financing new offices, and to finance additional acquisitions. We believe that our Line of Credit, or other credit facilities which may be available to us in the future, will be sufficient to meet our capital needs for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 22, 2001 we held our Annual Meeting of Shareholders in Philadelphia, Pennsylvania. The purpose of the meeting was to elect directors, to amend our 1996 Stock Option Plan and to ratify the selection of our independent public accountants for the fiscal year ended December 31, 2001.

At the meeting, our shareholders voted as follows to elect directors to serve until our next Annual Meeting of Shareholders:

   NOMINEE                         IN FAVOR            AGAINST          ABSTAIN
   Randolph J. Angermann          10,897,548                 0           47,923
   Michael A. Dunn                10,802,248                 0          143,223
   James C. Hahn                  10,897,548                 0           47,923
   Martin E. Judge, Jr.           10,801,898                 0          143,573
   John E. Shields                10,897,448                 0           48,023
   Robert H. Strouse              10,897,503                 0           47,968

In the vote concerning the amendment of our 1996 Stock Option Plan, to increase the number of shares authorized for issuance under the Plan from 3,500,000 shares to 4,500,000 shares, 7,912,655 shares were voted in favor of the amendment, 258,504 shares were voted against the amendment, and 3,973 shares abstained.

In the vote to ratify the appointment of McGladrey & Pullen, LLP as our independent public accountants for the fiscal year ended December 31, 2001, 10,933,184 shares were voted in favor of ratification, 11,784 shares were voted against ratification and 503 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

          Exhibit No.    Description of Document

             10.1 1996 Stock Option Plan, as amended and restated effective May 22, 2001.

         (b) No reports were filed by the Registrant on Form 8-K during the quarter ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 8, 2001

        THE JUDGE GROUP, INC.                  THE JUDGE GROUP, INC.
        /s/ Robert G. Alessandrini             /s/ Martin E. Judge, Jr.
        --------------------------             ------------------------
        Robert G. Alessandrini                 Martin E. Judge, Jr.
        Chief Financial Officer                Chairman of the Board and
                                               Chief Executive Officer