Form 10-Q
period 2001-09-30
JUDGE GROUP INC
filed 2001-11-13
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 8, 2001, 14,097,652 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

        THE JUDGE GROUP, INC. (FORMERLY JUDGE.COM, INC.) AND SUBSIDIARIES
                                      INDEX

NUMBER                                                                                                                PAGE(S)
------                                                                                                                -------
                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                                      1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                     2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                    3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                     4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                  5 - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8 - 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                      12

                                       PART II - OTHER INFORMATION
                                       ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                                               12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                12

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                       September 30, 2001    December 31, 2000
                                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                  $         --          $         --
Accounts receivable, net                                                                     15,530,142            20,777,480
Prepaid income taxes and deferred taxes                                                       3,300,910             3,162,983
Other                                                                                         1,312,330               976,061
                                                                                           ------------          ------------
TOTAL CURRENT ASSETS                                                                         20,143,382            24,916,524
                                                                                           ------------          ------------

PROPERTY AND EQUIPMENT
Property and Equipment                                                                        6,971,900             6,331,479
Less: accumulated depreciation and amortization                                               3,455,443             3,148,417
                                                                                           ------------          ------------
NET PROPERTY AND EQUIPMENT                                                                    3,516,457             3,183,062
                                                                                           ------------          ------------

OTHER ASSETS
Deposits and other                                                                              394,648               355,282
Other receivables, officers and employees                                                       634,474               539,069
Goodwill, net of accumulated amortization of $3,291,972, 2001 and $1,998,879, 2000            7,054,292             8,347,384
                                                                                           ------------          ------------
TOTAL OTHER ASSETS                                                                            8,083,414             9,241,735
                                                                                           ------------          ------------
TOTAL ASSETS                                                                               $ 31,743,253          $ 37,341,321
                                                                                           ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                          $    670,538          $    583,384
Accounts payable and accrued expenses                                                         4,958,533             5,971,000
Payroll and sales taxes                                                                         260,442               495,809
Other liabilities                                                                               370,642               766,719
Deferred revenue                                                                                124,478               491,883
                                                                                           ------------          ------------
TOTAL CURRENT LIABILITIES                                                                     6,384,633             8,308,795
                                                                                           ------------          ------------

LONG-TERM LIABILITIES
Note payable, Bank                                                                            5,454,460             9,166,902
Deferred rent obligation                                                                        530,586               318,416
Debt obligations, net of current portion                                                        411,030               555,610
                                                                                           ------------          ------------
TOTAL LONG-TERM LIABILITIES                                                                   6,396,076            10,040,928
                                                                                           ------------          ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at September 30,
  2001, 14,141,373 shares issued and 13,504,228 shares outstanding; at December
  31, 2000, 14,134,373 shares issued and 13,497,228 shares outstanding                          141,413               141,343
Preferred stock, $.01 par value, 10,000,000 shares authorized; at September 30,
  2001, no shares issued and outstanding                                                           --                    --
Additional paid-in capital                                                                   24,176,111            24,053,557
Accumulated deficit                                                                          (3,987,327)           (3,835,649)
                                                                                           ------------          ------------
                                                                                             20,330,197            20,359,251
Less treasury stock, 637,145 shares; at cost                                                  1,367,653             1,367,653
                                                                                           ------------          ------------
TOTAL SHAREHOLDERS' EQUITY                                                                   18,962,544            18,991,598
                                                                                           ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 31,743,253          $ 37,341,321
                                                                                           ============          ============

           See Notes to Condensed Consolidated Financial Statements.
                                       1

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                           2001                  2000
                                                                           ----                  ----
NET REVENUES                                                          $ 81,962,405            84,215,603
                                                                      ------------          ------------
COSTS AND EXPENSES

Cost of sales                                                           52,862,950            54,719,854

Selling and operating                                                   17,017,190            14,884,534

General and administrative                                              10,538,731            10,137,362

Special charges (Note 3)                                                 1,196,214                    --
                                                                      ------------          ------------

TOTAL COSTS AND EXPENSES                                                81,615,085            79,741,750
                                                                      ------------          ------------

OPERATING INCOME                                                           347,320             4,473,853

Other income (expense), net                                               (500,198)             (700,572)
                                                                      ------------          ------------

Income (loss) before income tax expense                                   (152,878)            3,773,281

Income tax expense (benefit)                                                (1,200)              404,412
                                                                      ------------          ------------

NET INCOME (LOSS)                                                        ($151,678)         $  3,368,869
                                                                      ============          ============
NET INCOME (LOSS) PER SHARE:

   BASIC

Weighted Average Shares Outstanding                                     13,501,895            13,819,848
                                                                      ============          ============

Income (loss) per share                                                     ($0.01)                $0.24
                                                                      ============          ============
   DILUTED

Weighted Average Shares Outstanding                                     13,501,895            14,112,011
                                                                      ============          ============

Income (loss) per share                                                     ($0.01)                $0.24
                                                                      ============          ============

           See Notes to Condensed Consolidated Financial Statements.
                                       2

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                     2001                  2000
                                                     ----                  ----
NET REVENUES                                    $ 23,248,398          $ 28,827,663
                                                ------------          ------------
COSTS AND EXPENSES

Cost of sales                                     15,427,750            18,729,308

Selling and operating                              5,403,734             5,287,243

General and administrative                         3,655,095             3,294,844

Special charges (Note 3)                           1,196,214                    --
                                                ------------          ------------

TOTAL COSTS AND EXPENSES                          25,682,793            27,311,395
                                                ------------          ------------

OPERATING INCOME (LOSS)                           (2,434,395)            1,516,268

Other income (expense), net                         (118,311)             (224,287)
                                                ------------          ------------

Income (loss) before income tax expense           (2,552,706)            1,291,981

Income tax expense (benefit)                      (1,009,127)               73,647
                                                ------------          ------------

NET INCOME (LOSS)                               ($ 1,543,579)         $  1,218,334
                                                ============          ============
NET INCOME (LOSS) PER SHARE:

   BASIC

Weighted Average Shares Outstanding               13,504,228            13,576,777
                                                ============          ============

Income (loss) per share                         ($      0.11)         $       0.09
                                                ============          ============

   DILUTED

Weighted Average Shares Outstanding               13,504,228            13,686,739
                                                ============          ============

Income (loss) per share                         ($      0.11)         $       0.09
                                                ============          ============

           See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        2001                 2000
                                                                                        ----                 ----
OPERATING ACTIVITIES
Net income (loss) for the period                                                   ($  151,678)         $ 3,368,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                         935,914              829,309
  Amortization                                                                       1,293,094              310,173
  Stock warrants issued for services                                                   113,874                 --
  Deferred rent                                                                        212,170              (45,159)
  Provision for losses on accounts receivable                                          369,578              364,900
  Loss on disposal of equipment                                                         40,015               13,045
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                4,877,760           (1,601,252)
  Prepaid income taxes and deferred taxes                                             (137,927)              (4,051)
  Other current assets                                                                (334,136)            (276,247)
  Deposits and other                                                                  (134,771)             (32,107)
Increase (decrease) in:
  Accounts payable and accrued expenses                                             (1,408,205)           1,145,381
  Payroll and sales taxes                                                             (235,367)            (111,145)
  Deferred revenue                                                                    (367,405)             169,071
                                                                                   -----------          -----------
    Net cash provided by operating activities                                        5,072,916            4,130,787
                                                                                   -----------          -----------
INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property and equipment            (906,011)            (535,994)
                                                                                   -----------          -----------

FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                              (3,712,442)          (1,407,670)
Principal payments on long-term debt                                                  (463,213)            (708,255)
Exercise of stock options                                                                8,750                   --
Purchase of Treasury stock                                                                  --           (1,147,653)
Contingent amounts paid - acquisitions                                                      --             (335,786)
                                                                                   -----------          -----------
    Net cash used in financing activities                                           (4,166,905)          (3,599,364)
                                                                                   -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            --               (4,571)
CASH AND CASH EQUIVALENTS, BEGINNING                                                        --                4,571
                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS, ENDING                                                  $        --          $        --
                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                           $   648,000          $   788,000
                                                                                   ===========          ===========
Cash paid during the period for Income taxes                                       $   381,000          $   515,000
                                                                                   ===========          ===========

           See Notes to Condensed Consolidated Financial Statements.
                                       4

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") (formerly Judge.com, Inc.), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At September 30, 2001, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in twelve states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Reporting

For interim financial reporting purposes, costs and expenses are accounted for in accordance with Accounting Principles Board Opinion No. 28 ("APB 28").

Earnings Per Share

Basic earnings (loss) per share amounts are computed based on net income divided by the weighted average number of shares actually issued, reduced by treasury shares.

Diluted earnings (loss) per share amounts for the three months and nine months ended September 30, 2001 and 2000 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Shares issuable upon the exercise of stock options or warrants were not considered in the calculation of net loss per share in 2001, as their inclusion would be anti-dilutive. Outstanding options to purchase 1,255,696 common shares in 2000 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 3. SPECIAL CHARGES

In 2001, the Company recorded pretax special charges of $1,196,214 related to the impairment of purchased goodwill ($990,419) and an estimated loss related to its lease commitment on the closing of its Boston, Massachusetts office ($205,797). The impairment of goodwill was a non-cash charge determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", due to continuing losses in the Nashville, Tennessee market. The goodwill was originally acquired in 1998 when the Company purchased all of the assets of an IT placement firm with offices in Nashville, Tennessee. The Company has decided to close the Nashville, Tennessee office in December 2001.

During the third quarter of 2001, the Company decided to cease operations in its Boston, Massachusetts office and recorded a charge for future costs, primarily related to its lease commitment which was recorded at the net present value of the difference between the lease obligation remaining and related anticipated sublease income.

The effect of these special charges, net of tax effect, was ($0.05) per common share in 2001.

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

The effective tax benefit rate for 2001 is lower than the applicable federal statutory tax rate of 34% due to certain expenses that were not deductible for tax purposes. In 2000, the effective tax rate was lower than the applicable federal statutory tax rate due to the Company's utilization of certain net operating loss carryforwards, for which the Company had previously provided a deferred tax valuation allowance.

NOTE 5. SHAREHOLDERS' EQUITY

Warrants

In February 2001, the Company issued warrants to purchase 100,000 shares of common stock to an investment banking firm for services to be rendered. Such warrants are valued at approximately $114,000, which has been credited to additional paid in capital, and was amortized over six months beginning February 15, 2001. The warrants are exercisable any time prior to February 12, 2006 at an exercise price of $2.25 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with a weighted average assumption of a risk-free interest rate of 4.9%, an expected dividend yield of 0%, an expected life of five years from date of grant, and an expected price volatility of 159%.

NOTE 6. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the nine month period ended September 30, 2001, the Company entered into the following non-cash transactions:

    Entered into certain lease agreements for equipment valued at approximately $403,000.

    Issued warrants to purchase 100,000 common shares at a value of approximately $114,000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY JUDGE.COM, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 6. STATEMENT OF CASH FLOWS (continued)

During the nine month period ended September 30, 2000, the Company entered into the following non-cash transactions:

    Placed into service approximately $280,000 of property and equipment previously classified as "other current assets".

    Entered into certain lease agreements for equipment valued at approximately $34,900.

NOTE 7. PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, (the "Statements") which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

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

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. (formerly Judge.com, Inc.) and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

Our operations experienced a decrease in revenue of approximately $2.3 million, or 2.7%, for the nine months ended September 30, 2001 compared to the prior year period. This revenue decrease was primarily attributable to a decrease in revenue in the contract placement business caused by a general downturn in the United States economy, which negatively affected our clients' use of contract services. Our operating income decreased approximately $4.1 million, or 92.2%, for the nine months ended September 30, 2001 compared to the prior year period due primarily to lower revenues coupled with higher operating expenses. Included in operating expenses were special non-cash charges of approximately $1.2 million comprised of a write-off of impaired goodwill and a write-off of discontinued lease expenses for a closed location. Our net operating results decreased approximately $3.5 million, or 104.5%, for the nine months ended September 30, 2001 compared to the prior year period to a loss of approximately $0.2 million. Such decrease was partly due to the revenue decrease noted above, partly due to the higher operating expenses noted above, and partly due to our use in 2000 of net operating loss carryforwards, for which we previously provided a deferred tax valuation allowance, to reduce our income tax expense.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                            THREE MONTHS                        NINE MONTHS
                                                          ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                        2001             2000              2001             2000
                                                        ----             ----              ----             ----
Net revenues                                           100.0%           100.0%            100.0%           100.0%
                                                       -----            -----             -----            =====
Cost of sales                                           66.4             65.0              64.5             65.0
Selling and operating expenses                          23.2             18.3              20.8             17.7
General and administrative expenses, including
Special charges (Note 3)                                20.9             11.4              14.3             12.0
                                                       -----            -----             -----            =====
Total costs and expenses                               110.5             94.7              99.6             94.7
                                                       -----            -----             -----            =====
Operating income (loss)                                (10.5)             5.3               0.4              5.3
Interest income (expense) and other, net                (0.5)            (0.8)             (0.6)            (0.8)
                                                       -----            -----             -----            =====
Income (loss) before income taxes                      (11.0%)            4.5%             (0.2%)            4.5%
                                                       =====            =====             =====            =====


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues. Consolidated net revenues decreased by 19.4%, or approximately $5.6 million, to approximately $23.2 million for the three months ended September 30, 2001 compared to the prior year period. This decrease was primarily due to a decrease in our contract placement revenues of approximately $4.4 million, or 18.4%, for the three months ended September 30, 2001 compared to the prior year period. This decrease in contract placement revenues was primarily attributable to a general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of staffing services. For the three months ended September 30, 2001 we billed approximately 314,000 IT consultant hours compared to approximately 368,000 IT consultant hours in the comparable period of 2000. Our permanent placement revenue decreased 18.2%, or approximately $0.7 million, to approximately $3.0 million for the three months ended September 30, 2001 compared to the prior year period.

This decrease is primarily due to a lower number of placements in the three months ended September 30, 2001 compared to the prior period. We placed 227 candidates in the three months ended September 30, 2001 compared to 268 candidates in the prior year period. Our IT training revenues also decreased approximately $0.4 million, or 35.7%, to approximately $0.8 million for the three months ended September 30, 2001 compared to the prior year period, which was primarily attributable to a decrease in client companies' IT training needs in view of the downturn in the general economy.

Cost of Sales. Consolidated cost of sales decreased by 17.6%, or approximately $3.3 million, to approximately $15.4 million for the three months ended September 30, 2001 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 66.4% from 65.0% in the respective comparable periods. Cost of sales related to contract placements increased to 76.5% of contract placement revenues for the three months ended September 30, 2001 compared to 75.7% in the prior year period. This increase was attributable to a marked decrease in the number of IT consultants working on higher billable rate services, such as client server and web development services. Cost of sales related to IT training revenues decreased approximately $0.1 million, or 19.7%, to approximately $0.5 million for the three months ended September 30, 2001 compared to the prior year period, primarily due to fewer trainers required for the reduced number of classes held.

Selling and Operating. Consolidated selling and operating expenses increased by 2.2%, or approximately $0.1 million, to approximately $5.4 million for the three months ended September 30, 2001 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 23.2% from 18.3% for the three months ended September 30, 2001 compared to the prior year period. The increase in selling and operating expenses was due primarily to management's attempts to generate new sales leads, and occurred in such areas as advertising, telephone, and travel and entertainment expense.

General and Administrative. Consolidated general and administrative expenses increased 47.2%, or approximately $1.6 million, to approximately $4.9 million for the three months ended September 30, 2001 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 20.9% from 11.4% for the three months ended September 30, 2001 compared to the prior year period. This increase is primarily attributable to special non-cash charges incurred in connection with an impairment of goodwill attributed to our Nashville, Tennessee business purchased in 1998 and to expenses related to the closing of our Boston, Massachusetts office. The charge for impaired goodwill was approximately $1.0 million, and for closing the Boston office was approximately $0.2 million.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $150,000 and $256,000 for the three months ended September 30, 2001 and 2000, respectively. Other income was approximately $32,000 for both the three months ended September 30, 2001 and 2000. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the three months ended September 30, 2001, as well as a reduced interest rate on such borrowings from a prime rate of 9.5% at September 30, 2000 to 6.0% at September 30, 2001.

Income Taxes. The effective tax benefit rate of approximately 39.5% for the three months ended September 30, 2001 is higher than the federal statutory tax rate of 34% due to state tax benefits and certain book expenses not deductible for tax purposes. In the comparable period of 2000 the effective tax rate of approximately 5.7% is lower than the applicable federal statutory tax rate primarily due to our use of net operating loss carryforwards, for which we had previously provided a deferred tax valuation allowance, to reduce income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues. Consolidated net revenues decreased by 2.7%, or approximately $2.3 million, to approximately $82.0 million for the nine months ended September 30, 2001 compared to the prior year period. This decrease was primarily due to a decrease in our contract placement revenues of approximately $2.6 million, or 3.7%, for the nine months ended September 30, 2001 compared to the prior year period. This decrease in contract placement revenues, all of which occurred in the three months ended September 30, 2001, was primarily attributable to a general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of staffing services. Our permanent placement revenues increased 2.1%, or approximately $0.2 million, in the nine months ended September 30, 2001 compared to the prior year period. This increase in permanent placement revenues was primarily attributable to an increase in the average fee per placement to approximately $14,100 in the first nine months of 2001 compared to approximately $13,400 in the prior year period. Revenues in our IT training operations increased 4.6%, or approximately $0.1 million to approximately $3.2 million, in the nine months ended September 30, 2001 compared to the prior year period. This increase in IT training revenues was primarily attributable to an increase in trainer brokerage revenues resulting from cases in which we act as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. We only supply the contract trainer, thereby eliminating most direct costs of this revenue, including text supplies, software and computer rental, room rental, and contract trainer travel expenses. Our trainer brokerage program generated approximately $1.7 million in revenues in the nine months ended September 30, 2001 compared to approximately $1.0 million in revenues in the comparable period of 2000.

Cost of Sales. Consolidated cost of sales decreased by 3.4%, or approximately $1.9 million, to approximately $52.9 million for the nine months ended September 30, 2001 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 64.5% from 65.0% in the respective comparable periods. Cost of sales related to contract placements decreased to 75.2% of contract placement revenues for the nine months ended September 30, 2001 compared to 75.6% in the prior year period. This decrease was attributable to higher billable rate services performed in the first six months of 2001 that is reflected in an increase in average hourly billing rates compared to the comparable period of last year. Our average hourly billing rate for the nine months ended September 30, 2001 was $60.15 compared to an average hourly billing rate of $58.52 in the prior year period. The higher billable rate services that resulted in the increased average hourly billing rate were client server and web development services. As noted above, there was a decrease in the number of IT consultants performing such services in the third quarter of 2001. Also contributing to the decline in cost of sales as a percentage of revenues was the increase in revenues discussed above from permanent placements that have no cost of sales. Cost of sales related to IT training revenues increased approximately $0.3 million, or 22.6% to approximately $1.9 million, in the nine months ended September 30, 2001 compared to the prior year period, primarily due to additional trainers required for our trainer brokerage program discussed earlier.

Selling and Operating. Consolidated selling and operating expenses increased by 14.3%, or approximately $2.1 million, to approximately $17.0 million for the nine months ended September 30, 2001 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 20.8% from 17.7% for the nine months ended September 30, 2001 compared to the prior year period. This increase was due partly to higher salaries and commissions paid to salespeople and recruiters related to an increase in revenues in the first two quarters of 2001. This increase was also partly due to management's attempts to generate new sales leads, and occurred in such areas as advertising, telephone, and travel and entertainment expenses.

General and Administrative. Consolidated general and administrative expenses increased 15.8%, or approximately $1.6 million, to approximately $11.7 million for the nine months ended September 30, 2001 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 14.3% from 12.0% for the nine months ended September 30, 2001 compared to the prior year period. This increase is primarily attributable to special non-cash charges incurred in connection with an impairment of goodwill attributed to our Nashville, Tennessee business purchased in 1998 and to expenses related to the closing of our Boston, Massachusetts office. The charge for impaired goodwill was approximately $1.0 million, and for closing the Boston office was approximately $0.2 million.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $565,000 and $746,000 for the nine months ended September 30, 2001 and 2000, respectively. Other income was approximately $65,000 and $45,000 for the nine months ended September 30, 2001 and 2000, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the nine months ended September 30, 2001, as well as a reduced interest rate on such borrowings from a prime rate of 9.5% at September 30, 2000 to 6.0% at September 30, 2001.

Income Taxes. The effective tax benefit rate of approximately 1% for the nine months ended September 30, 2001 is lower than the federal statutory tax rate of 34% due to certain book expenses not deductible for tax purposes. In the comparable period of 2000 the effective tax rate of approximately 10.7% was lower than the applicable federal statutory tax rate due primarily to our use of net operating loss carryforwards, for which we had previously provided a deferred tax valuation allowance, to reduce income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs as our business has expanded. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash and cash equivalent balance of $0 as of September 30, 2001.

We provided cash from operations of approximately $5.1 million in the nine months ended September 30, 2001 compared to approximately $4.1 million for the comparable period of 2000. A decrease in our accounts receivable totaling approximately $4.9 million in the nine months ended September 30, 2001 provided most of the cash from operations, compared to a use of cash of approximately $1.6 million for that same category in the comparable period of 2000. In the nine months ended September 30, 2000 the primary source of cash provided by operations was our net income of approximately $3.4 million plus an increase in our accounts payable of approximately $1.1 million. In the nine months ended September 30, 2001 the charges for impaired goodwill and expenses related to the closing of our Boston, Massachusetts office totaling approximately $1.2 million almost offset a decrease in our accounts payable of approximately $1.4 million.

Cash purchases of fixed assets for the nine months ended September 30, 2001 were approximately $0.9 million compared to purchases of approximately $0.5 million in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories and software to upgrade our technology infrastructure.

We repaid approximately $3.7 million of our line of credit in the nine months ended September 30, 2001, compared to repayment of approximately $1.4 million in the nine months ended September 30, 2000. We also repaid approximately $0.5 million of our long-term obligations in the nine months ended June 30, 2001 compared to approximately $0.7 million in the comparable period of 2000. In June 2000 our Board of Directors authorized a program to repurchase our common shares on the open market to a maximum cost of $1.2 million. As of September 30, 2000 we had paid approximately $1.1 million to repurchase 597,145 of our common shares. In the nine months ended September 30, 2001 there was no repurchase of common shares. In the nine months ended September 30, 2000 we paid approximately $0.3 million related to our guarantee that certain common shares issued in connection with our 1998 acquisitions would equal or exceed a specified price at the anniversary date of the issuance. No additional payments were made in this regard in the nine months ended September 30, 2001.

Since April 1998, we have had availability under a $25.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $25.0 million. As of September 30, 2001 we had approximately $5.5 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. The covenants include limitations on loans we may extend to officers and employees, the incurrence of additional debt and a prohibition of the payment of dividends on our common shares. As of September 30, 2001, we had violated one financial covenant requiring us to maintain a certain minimum tangible net worth, and we have received a waiver for that violation from the Bank. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 6.0% at September 30, 2001, or 200 basis points over the London Inter-bank Offering Rate.

A continued downturn in the United States economy at large could potentially lead to further decreases in our revenue in future periods. While no one customer represents greater than 10% of our total revenue, a continuing general economic downturn in the United States could adversely impact our clients and cause them to curtail the use of staffing services. Our management continues to monitor general economic conditions and expects to make adjustments to our operations as needed.

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



ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2001, the Federal Reserve Bank has caused such interest rates to decline, and further rate decreases would likely decrease our interest cost. Assuming we are indebted on our Line of Credit approximately $5.5 million and continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate will increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate will decrease our annual earnings per share by less than 1 cent.

We have not entered into derivative financial or commodity instrument transactions. We do not believe that our exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is material.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our results of operation or on our financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are filed as a part of this Quarterly Report on Form 10-Q.

         (b) No reports were filed by the Registrant on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 09, 2001

        THE JUDGE GROUP, INC.                      THE JUDGE GROUP, INC.

        /s/Robert G. Alessandrini                  /s/Martin E. Judge, Jr.
           ----------------------                     --------------------
        Robert G. Alessandrini                     Martin E. Judge, Jr.
        Chief Financial Officer                    Chairman of the Board and
                                                   Chief Executive Officer