Form 10-K
period 2001-12-31
JUDGE GROUP INC
filed 2002-03-27
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001
                           OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

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

                                 (610) 667-7700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class           Name of each exchange on which registered
      -------------------           -----------------------------------------
             None

Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class            Name of each exchange on which registered
      -------------------            -----------------------------------------
  Common Stock, $0.01 Par Value               NASDAQ National Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         As of March 19, 2002, the approximate aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,831,000 based on the closing sales price of $0.62 of the Registrant's Common Stock on the NASDAQ National Market.
         As of March 19, 2002, 14,097,652 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
         Certain portions, as expressly described in this Report, of the Registrant's Proxy Statement for the 2002 Annual Meeting of the stockholders, to be filed within 120 days of December 31, 2001, are incorporated by reference into Part III, Items 10 - 13, of this Report.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                     PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by our directors and executive officers. However, this should not be deemed to constitute an admission that all of our directors and executive officers are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours. Further information concerning shareholdings of officers, directors and principal shareholders is included in our definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

GENERAL

      The Judge Group, Inc., incorporated in Pennsylvania in June 1970, services the information technology ("IT") and engineering needs of our clients by providing IT and engineering personnel on both a temporary contract basis ("technical consultants") and on a permanent basis, and by providing standard and customized IT training for established and emerging software applications.

      We provide technical consultants skilled in a variety of fields, such as software applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet/Web-Site design, project consulting, project management, and Help Desk management. Technical consultants are provided on a nationwide basis through our National Division, and on a regional and local level through a network of 7 offices in 7 states. We maintain a database of approximately 225,000 technical consultants, and in 2001 provided approximately 1,900 technical consultants to approximately 615 clients.

      We provide IT, food processing, pharmaceutical, distribution, retail, and biotechnical professional and engineering personnel on a permanent basis to our clients nationwide through a network of 9 offices in 8 states, and maintain a database of approximately 235,000 candidate professionals. In 2001, we placed approximately 1,000 candidates with more than 720 clients.

      We provide training on a range of software and network applications to our technical consultants and in-house personnel, as well as to corporate, governmental, and individual clients. We currently offer licensed diploma courses, certificate courses, and more than 130 open-enrollment courses, either in our own computer labs or at client locations. In addition to expanding our range of technical service offerings, the training business assists us in identifying emerging technologies and integrating such technologies into our organization. We offer an Instructor Staffing Service that provides trainers in many areas of IT to other training schools and centers throughout the country, allowing us a nationwide IT training presence.

      Our operations, including our contract placement, permanent placement and IT training business, were consolidated within the IT Staffing segment in January 1999 to enable financial analysis that more closely tracks our lines of business. Previously, we also operated another segment through our Information Management Solutions ("IMS") business. During 1999, we sold substantially all of the assets of the IMS business. The results of operations of the IMS business for 1999 are shown separately in the accompanying consolidated statements of operations as "loss from discontinued operations".

CONTINUING OPERATIONS

      We have provided professional and engineering personnel on a permanent basis since we were founded in 1970. Permanent placements generated revenues of $12.2 million, $14.4 million, and $14.0 million in 1999, 2000 and 2001, respectively, representing 10.7%, 12.6%, and 13.6% of our total revenues for the respective periods. We provide IT, food processing, pharmaceutical, distribution, retail, and biotechnical professional and engineering personnel on a permanent basis nationwide through our regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Tampa and Jacksonville, Florida; Arlington, Texas; Alpharetta, Georgia; Oak Brook, Illinois; and Laguna Hills, California. In August 2001, we opened our office in Laguna Hills, California to provide permanent placement services in the greater Los Angeles area. In January 2002, we began offering permanent placement services of pharmaceutical and biotechnical professional personnel from our Raleigh, North Carolina office, which had been opened initially to provide contract placement services. Approximately 71% of permanent placement revenues are from food processing, distribution, and retail industries, approximately 16% from pharmaceutical industry, and approximately 13% from IT industries. We maintain a database of over 235,000 engineering and IT candidate professionals, and in 2001 we placed approximately 1,000 professionals with more than 720 clients. As compensation for our services, we receive a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves the position during a standard period (typically thirty to ninety days).

      In 1986, we began to provide technical consultants on a temporary contract basis, which generated revenue of $98.5 million, $95.6 million, and $85.1 million in fiscal 1999, 2000 and 2001, respectively, representing 86.6%, 83.7%, and 82.5% of our consolidated net revenues in those periods. We provide IT, engineering, pharmaceutical, scientific, biotechnical and other professional consultants on a contract basis to organizations with complex technology and staffing needs through our regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Alexandria, Virginia; Providence, Rhode Island; Bloomfield Hills, Michigan; Raleigh, North Carolina; and nationally through our National Division based in Providence. During 2001, we discontinued our services offered through the Needham, Massachusetts office and moved the remaining operations from that location to our Providence, Rhode Island office. As of December 31, 2001 we discontinued our operations in our Nashville, Tennessee office and closed that office. We maintain a database of approximately 225,000 technical consultants, and in 2001 placed approximately 1,900 consultants with approximately 615 clients. Typical engagements range in duration from six to twelve months, though some of our technical consultants have been performing services for our clients for a period of several years. Our technical consultants and independent contractors often work jointly with clients' in-house IT personnel. This portion of our operations periodically experiences diminished revenue growth in the fourth quarter due to the effect of several holidays. Further, revenues can be depressed in the first quarter due to the effect of winter weather which can prevent contractors from performing billable services.

      The majority of our contract business is derived from providing technical consultants skilled in IT and software engineering. In addition to staff augmentation, we provide project consulting services, which can include project management, workflow analysis, database design, custom software applications and system integration. In a project management engagement, which can be on either a fixed fee or a time and material basis, we typically oversee an entire IT project from inception to completion, utilizing technical consultants with specialty skills in the relevant technologies.

      We have expanded the type of skilled personnel our contract placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. We retain certain technical consultants as "bench employees", which are our full time employees that receive lower hourly rates than technical consultants who are retained on a per job basis.

      Bench employees are paid their hourly rate even if they are not billed to a client. The use of bench employees increases our profit margin due to the lower hourly rate paid the employee. However, there would be an adverse effect on our net income if bench employees were not fully occupied for clients. We have focused our efforts on attracting and placing contractors with more specialized skills thereby enabling us to achieve higher margin placements.

      Originally established in 1991, our National Division provides IT, scientific, and engineering personnel on a contract basis nationwide, primarily to larger national corporations. Revenue attributable to the National Division was $13.6 million, $12.3 million, and $10.5 million in 1999, 2000, and 2001, respectively, representing 12.0%, 10.8% and 10.2% of our total consolidated revenues for the respective periods.

      We have provided IT training since September 1996, when we acquired an IT training business. We provide training in a variety of software and network applications and generated revenue of $3.0 million, $4.3 million, and $4.0 million in 1999, 2000, and 2001, respectively, which represented 2.6%, 3.8%, and 3.8% of our consolidated net revenues during such periods. We provide IT training services at our facility in Bala Cynwyd, Pennsylvania and at various off-site locations. We deliver certified training for all Microsoft products at our Bala Cynwyd location. We provide custom IT training for clients across all hardware and software platforms, dependent on the needs and requirements of the client. The IT training business is an authorized training center for many major software manufacturers, including Microsoft Corporation, Adobe Systems Incorporated and Quark, Inc. We are a Microsoft Solutions Provider and Certified Technical Education Center. Our diploma programs in Desktop Publishing, Business Software, Multimedia and Internet are licensed and accredited by the Pennsylvania Board of Private Licensed Schools and are approved for veterans' education by the U.S. Veterans Administration. We frequently conduct our courses at the in-house facilities of our corporate clients and have the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by our clients.

DISCONTINUED OPERATIONS

      In June 1999 we adopted a plan to dispose of our IMS business. Through sales occurring from June through August 1999, we divested substantially all of the assets of our IMS business for total consideration of approximately $4.4 million consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. We incurred a loss on disposal of the IMS business of approximately $6.3 million (net of tax effect of $2.0 million). Included in such loss was the write off of approximately $7.1 million of goodwill representing the unamortized balance of goodwill recorded in 1998 when we purchased all or substantially all of the business of three IMS companies. Also included in such loss was an estimated loss for operations during the phase out period of approximately $0.1 million for the remaining business, which was sold in August 1999.

      Operating results of the IMS business for the year ended December 31, 1999 are shown separately in the accompanying consolidated statements of operations. Net revenue of the IMS business for the year ended December 31, 1999 was approximately $7.0 million.

INTELLECTUAL PROPERTY

      While we do not own any patents, registered copyrights or trademarks, we routinely enter into non-disclosure and confidentiality agreements with employees, contractors, consultants and customers. Licenses for a number of software products have been granted to us for our own use or for remarketing to our customers. In the aggregate, these licenses are material to our business, but we believe that the loss of any one of these licenses would not materially affect our results of operations or financial position.

CUSTOMERS

      The primary industries we serve include financial services, manufacturing, software/computers, government, food, biotechnical, and pharmaceutical. In 2001, 2000, or 1999, no customer accounted for more than 10% of our consolidated revenues.

COMPETITION

      The IT professional services industry is highly competitive and fragmented on the local, regional, and national levels. We believe that some of our competitors are, or will soon be, offering the full range of technical staffing services that we currently provide. In addition, many companies offer one or more of our services in all of the geographical markets in which we currently operate. Many of our competitors have significantly greater name recognition and financial, technical and other resources and generate greater revenues and profits than we do.

      Within any given geographical or technical specialty market, we compete for clients with other IT, engineering and professional service providers, outsourcing and consulting companies and, to a lesser extent, temporary personnel agencies. The majority of the competition is made up of smaller local and regional firms with a strong presence in their local markets. We occasionally compete with nationally franchised firms. The principal competitive factors for obtaining and retaining clients include: the ability to match technical consultant skills and personality with the client's requirements and culture; expertise of our technical consultants; price; client satisfaction; and overall responsiveness to client needs.

      We compete for technical consultants with other professional service providers, outsourcing and consulting companies, temporary personnel agencies and client companies. The principal competitive factors for recruiting and retaining technical consultants include compensation, availability and quality of benefits, consistent flow of high quality, varied assignments and an understanding of consultant skills and work preferences.

      Within the IT training industry, there is competition among the available training methods, such as instructor-led training versus computer-based training. With the instructor-led training methods, some of the major software and equipment manufacturers maintain their own training programs for both internal training and public training. We believe our established library of courses and proprietary course materials that can be updated (or customized for a particular customer) provide us with a competitive advantage. Moreover, we believe that the diversity of our course offerings, the quality of our personnel, our flexibility in the locations at which we provide our services and our ability to recognize emerging technologies and develop the requisite courses responsive thereto, permit us to remain competitive with others in the marketplace. We compete in the IT training business on the basis of our pricing and the perceived quality and breadth of course offerings.

REGULATION

      Our operations, as currently conducted, are subject to governmental regulation in New Jersey, where the permanent placement business is a licensed employment agency, and the contract placement business has registered with the Temporary Help Service Section of the Bureau of Employment and Personnel Services, part of the Division of Consumer Affairs of the Department of Law and Public Safety of New Jersey, and in Massachusetts where the contract placement business is registered as a service firm with the Massachusetts Department of Labor and Workforce Development. Compliance with New Jersey and Massachusetts regulations has not and is not expected to have a material effect on our business. We are unaware of any other jurisdictions in which our operations are subject to material governmental regulation.

      All the jurisdictions in which we operate our training centers regulate and license certain kinds of vocational, trade, technical or other post-secondary education. We believe that employer-funded or reimbursed IT training is exempt from such requirements in many of these states. We are licensed in each jurisdiction in which we operate training centers.

      If we were found to be in violation of a state's licensing or other regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties. No state educational or regulatory authority has cited us or commenced any proceeding against us for the violation of any licensing or other vocational educational requirement.

EMPLOYEES

      As of December 31, 2001, we had 307 full-time, non-consultant, employees. On that date, there were also approximately 480 IT consultants working on full-time assignments for our clients, of which approximately 80% were treated as employees of ours and 20% were treated as independent contractors for federal and state tax purposes. We are not a party to any collective bargaining agreements and consider our relationships with our employees to be good.

ITEM 2.  PROPERTIES

      We do not own any real property. We have leased offices in the following locations:

                                      SQUARE               LEASE                      SERVICES OFFERED AS OF
             OFFICE                    FEET              EXPIRATION                      DECEMBER 31, 2001
             ------                    ----              ----------                      -----------------
Bala Cynwyd, Pennsylvania             34,700          October 31, 2004       Contract Placement; Permanent Placement;
                                                                                            IT Training
Providence, Rhode Island               7,100           March 30, 2004                   Contract Placement
Edison, New Jersey                    11,800          February 28, 2006       Contract Placement; Permanent Placement
Alexandria, Virginia                   3,900          December 31, 2005                 Contract Placement
Tampa, Florida                         6,900            May 31, 2003                    Permanent Placement
Bloomfield Hills, Michigan             4,300          February 28, 2006                 Contract Placement
Alpharetta, Georgia                    4,800         September 30, 2003                 Permanent Placement
Arlington, Texas                       2,800            June 30, 2005                   Permanent Placement
Oak Brook, Illinois                    3,200          October 31, 2004                  Permanent Placement
Jacksonville, Florida                  2,900          November 30, 2003                 Permanent Placement
Raleigh, North Carolina                3,900          January 31, 2005        Contract Placement; Permanent Placement
Laguna Hills, California               3,300           August 30, 2004                  Permanent Placement

ITEM 3.  LEGAL PROCEEDINGS

      We are involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Report, there are no legal proceedings pending against us, which we believe will have a material adverse effect on our financial position or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      Our Common Shares, $0.01 par value per share, are traded on the NASDAQ National Market under the symbol JUDG. The per share closing quotation for our Common Shares on March 19, 2002 was $0.62. As of March 19, 2002, there were 209 shareholders of record of our Common Shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of our Common Shares for the periods indicated:

                                                        Price Range
                                                        -----------
                                              High                       Low
                                              ----                       ---
           Fiscal 2000
              First Quarter                  $ 3.250                   $ 1.438
              Second Quarter                 $ 2.250                   $ 1.000
              Third Quarter                  $ 1.875                   $ 1.219
              Fourth Quarter                 $ 1.563                   $ 0.813
           Fiscal 2001
              First Quarter                  $ 1.500                   $ 1.000
              Second Quarter                 $ 1.650                   $ 1.050
              Third Quarter                  $ 1.750                   $ 0.640
              Fourth Quarter                 $ 0.840                   $ 0.470

      We have never paid any cash dividends on our Common Shares and do not anticipate paying cash dividends on our Common Shares in the foreseeable future and are prohibited from doing so under the terms of our primary credit facility. Our ability to pay dividends on our Common Shares is further dependent on the earnings and cash flow of our operating subsidiaries and the availability of such cash flow to us.

      There are several requirements that we must satisfy in order for our Common Stock to continue to be listed on the NASDAQ National Market. These requirements include, but are not limited to, maintaining a minimum per share price of our Common Stock of one dollar and a minimum aggregate market value of publicly held shares (MVPHS) of our Common Stock of $5,000,000. We have received notification from The Nasdaq Stock Market, Inc. that our Common Stock will be delisted from the NASDAQ National Market unless the stock closes at or above one dollar per share for at least ten consecutive days by May 15, 2002. The per share price of our Common Stock and the MVPHS of our Common Stock do not currently satisfy requirements to remain listed on the NASDAQ National Market. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our Common Stock. If our Common Stock is delisted from the NASDAQ National Market, we may list the Common Stock for trading over-the-counter or apply to have the Common Stock listed on the NASDAQ Smallcap Market, subject to NASDAQ's approval. Delisting from the NASDAQ National Market could adversely affect the liquidity and the price of our Common Stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Stock. In addition, delisting could make it more difficult for investors to obtain quotations or trade our Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated operating statement and balance sheet data for the periods indicated. The selected consolidated operating statement and balance sheet data at and for each of the five fiscal years presented below are derived from our audited Consolidated Financial Statements. This data should be read in conjunction with management's discussion and analysis of financial condition and results of operations and our Consolidated Financial Statements included herein.

                                                                 YEARS ENDED DECEMBER 31,
STATEMENTS OF                                   2001           2000           1999           1998           1997
OPERATIONS DATA                                 ----           -----          ----           ----           ----
                                                              (In thousands, except per share data)
Net revenues                                    $ 103,067      $ 114,217      $ 113,705       $ 95,218       $ 82,083
                                                ---------      ---------      ---------       --------       --------
Cost of sales                                      66,413         74,356         75,570         64,316         57,616
Selling and operating expenses                     21,633         20,400         20,563         18,874         12,190
General and administrative expenses                14,475         13,514         12,535         10,189          5,931
Other charges                                       1,531            917              0          1,019              0
                                                ---------      ---------      ---------       --------       --------
  Total costs and expenses                        104,052        109,187        108,668         94,398         75,737
                                                ---------      ---------      ---------       --------       --------
Operating Income (loss)                              (985)         5,030          5,037            820          6,346
Interest income (expense), net                       (673)          (995)          (829)          (154)           141
Other income                                           71             48             13             94             29
                                                ---------      ---------      ---------       --------       --------
Income (loss) before income taxes                  (1,587)         4,083          4,221            760          6,516
Income tax expense (benefit)                         (336)           100          1,877            752          2,373
                                                ---------      ---------      ---------       --------       --------
Income (loss) from continuing operations           (1,251)         3,983          2,344              8          4,143
Loss from discontinued operations                       0              0         (2,153)        (5,125)        (1,431)
Loss on disposal of discontinued
  operations                                            0              0         (6,275)             0              0
                                                ---------      ---------      ---------       --------       --------
Net income (loss)                                ($ 1,251)       $ 3,983       ($ 6,084)      ($ 5,117)      $  2,712
                                                =========      =========      =========       ========       ========
Income (loss) from continuing operations per
  Common Share:
                           Basic                  ($ 0.09)        $ 0.29         $ 0.17         $ 0.00         $ 0.32
                                                 ========         ======         ======         ======         ======
                           Diluted                ($ 0.09)        $ 0.29         $ 0.17         $ 0.00         $ 0.32
                                                 ========         ======         ======         ======         ======
Loss from discontinued operations per
  Common Share:
                           Basic                   $ 0.00         $ 0.00        ($ 0.15)       ($ 0.38)       ($ 0.11)
                                                   ======         ======        =======        =======        =======
                           Diluted                 $ 0.00         $ 0.00        ($ 0.15)       ($ 0.38)       ($ 0.11)
                                                   ======         ======        =======        =======        =======
Basic and Diluted loss from disposal of
  discontinued operations per Common Share         $ 0.00         $ 0.00        ($ 0.46)        $ 0.00         $ 0.00
                                                   ======         ======        =======         ======         ======
Basic and Diluted net income (loss) per
  Common Share                                    ($ 0.09)        $ 0.29        ($ 0.44)       ($ 0.38)        $ 0.21
                                                  =======         ======        =======        =======         ======

Basic weighted average shares                      13,502         13,702         13,761         13,458         12,761
                                                  =======         ======        =======        =======         ======
Diluted weighted average shares                    13,502         13,924         13,797         13,458         12,826
                                                  =======         ======        =======        =======         ======

                                                                           AS OF DECEMBER 31,
BALANCE SHEET DATA:                                  2001           2000          1999           1998          1997
                                                     ----           ----          ----           ----          ----
                                                                         (Dollars in thousands)
Working capital                                    $ 11,172       $ 16,608      $ 14,181       $ 12,213      $ 18,525
Total assets                                         28,062         37,341        35,086         47,885        31,934
Notes payable, including current portion              4,437          9,167         9,689          9,882             0
Other long-term obligations, including
current portion                                       1,508          1,457         2,135          1,996           355
Shareholders' equity                                 17,863         18,992        16,006         23,081        26,274

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

OVERVIEW

      Our continuing operations experienced a decrease in revenue of approximately $11.2 million, or 9.8%, to approximately $103.1 million for the twelve months ended December 31, 2001 compared to the prior year period. This decrease in revenue was primarily attributable to a recession in the general economy in the second half of 2001, which lead to a reduced demand for contract services. Our operating income (loss) decreased approximately $6.0 million, or 119.6%, in the year ended December 31, 2001 over the prior year period, from a profit of approximately $5.0 million in fiscal 2000 to a loss of approximately $1.0 million in fiscal 2001. Such decrease was primarily attributable to the decreased revenues discussed earlier and to higher selling, general and administrative expenses in fiscal 2001. Included in 2001 costs and expenses is approximately $1.5 million of impaired goodwill charges, as more fully described below.

      Our operations, including our contract placement, permanent placement and IT training business, were consolidated within the IT Staffing segment in January 1999 to enable financial analysis that more closely tracks our lines of business. Previously, we also operated another segment through our Information Management Solutions ("IMS") business. During 1999, we sold substantially all of the assets of the IMS business for total consideration of approximately $4.4 million consisting of cash, note receivable, and forgiveness of amounts payable to the buyer. Assets sold consisted primarily of accounts receivable, inventory, and property and equipment. Liabilities assumed by the buyer consisted primarily of trade accounts payable, accrued expenses, and equipment leases payable. We incurred a loss on disposition of the IMS business of approximately $6.3 million (net of tax effect of $2.0 million). Included in such loss was the write-off of approximately $7.1 million of goodwill representing the unamortized balance of goodwill recorded in 1998 when we purchased all or substantially all of the business of three IMS companies. Also included in such loss was an estimated loss for operations during the phase out period of approximately $0.1 million for the remaining business, which was sold in August 1999.

      Operating results of the IMS business for the year ended December 31, 1999 are shown separately in the accompanying consolidated statements of operations. Net revenues of the IMS business for the year ended December 31, 1999 was approximately $7.0 million.

REVENUES

      Our contract placement revenues are derived from professional service activities, primarily the placement of skilled IT, engineering, pharmaceutical, scientific, biotechnical and other professional personnel whose work is billed at an hourly rate. An engagement of our technical consultants typically lasts from six to 12 months. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. For the year ended December 31, 2001, total hours billed were 1,398,786, with an average billing rate of $59.87, compared to total hours billed of 1,515,374 with an average billing rate of $59.27 for the prior year period. We believe that the decrease in the total hours billed for our technical consultants resulted from lower demand for our services due to the recession in the general economy in the second half of 2001. Cost of sales in the contract placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist primarily of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation.

      Our permanent placement revenues are generated from one-time fees received upon successful placements of IT, food processing, pharmaceutical, distribution, retail, and biotechnical professional and engineering personnel with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 33% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a guarantee period (typically 30 - 90 days). The permanent placement business placed approximately 1,000 professionals with an average placement fee of $14,040 in 2001, compared to approximately 1,060 professionals placed with an average placement fee of $13,544 for the prior year period. The decrease in placements was primarily attributable to lower demand for professionals due to the recession in the general economy in the second half of 2001. The increase in average placement fee was primarily attributable to our emphasis on higher salary placements in the food processing, distribution and pharmaceutical industries. No cost of sales is recorded in the permanent placement business.

      Our IT training business provides training in a variety of software and network applications. Tuition and fee revenues are recognized when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues. The IT training business provides its services at our facility in Bala Cynwyd, Pennsylvania and at various off-site locations. We frequently conduct our courses at the in-house facilities of our corporate clients and have the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by our clients.

BUSINESS STRATEGY

      Our business objectives are to increase market share in existing markets by offering our services to additional industries, such as our expansion into the distribution, pharmaceutical and biotechnical industries; to increase cross-selling opportunities by offering all of our services in each location; and to continue to strengthen our market position, by expansion through internal growth. We continue to pursue cost controls by reevaluating our current operating practices to find ways to improve the productivity of our personnel. In 2001 we continued a focused strategic planning and budgeting process resulting in a 2002 internal operating plan that reflects lower revenues in view of the continuing recession in the general economy, while continuing to lower costs accordingly. However, this plan is subject to many factors and contingencies, and we may not be able to realize our goals. If we are able to achieve our internal operating plan, which relies upon certain assumptions including, but not limited to, our ability to maintain strict cost controls in all of our operating units, we believe we can achieve earnings before interest, taxes, depreciation, and amortization of approximately 4.0% of our revenues. Failure to achieve the aforementioned assumptions as well as other factors could prevent us from achieving these goals, which are forward-looking statements. See "Forward-Looking Information" herein for additional factors that could materially alter our ability to meet these objectives and our other operational goals in 2002.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         2001               2000               1999
                                                                         ----               ----               ----
Net revenues                                                            100.0%             100.0%             100.0%
                                                                        ------             ------             ------
Cost of sales                                                             64.4               65.1               66.5
Selling and operating expenses                                            21.0               17.9               18.1
General and administrative expenses                                       14.1               11.8               11.0
Other charges                                                              1.5                0.8                0.0
                                                                         -----              -----              -----
Total costs and expenses                                                 101.0               95.6               95.6
                                                                         -----              -----              -----
Operating income (loss)                                                   (1.0)               4.4                4.4
Other income (expense), net                                               (0.6)              (0.8)              (0.7)
                                                                         -----              -----              -----
Income (loss) from continuing operations before income
  taxes                                                                  (1.6%)               3.6%               3.7%
                                                                         =====              ======             ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Revenues. Consolidated net revenues from continuing operations decreased by $11.2 million, or 9.8%, to approximately $103.1 million for the year ended December 31, 2001 compared to the prior year period. The contract placement business generated revenues of $85.1 million for the year ended December 31, 2001, a decrease of $10.5 million, or 11%, from revenues of $95.6 million in the prior year period. This decrease resulted primarily from lower demand for contract services due to the recession in the general economy in the second half of 2001. Our permanent placement business generated revenues of $14.0 million in 2001, a decrease of $0.4 million, or 2.3%, from 2000 revenues of $14.4 million. This decrease was primarily due to lower demand for professionals due to the recession in the general economy in the second half of 2001. The IT training business revenues decreased approximately $0.3 million, or 7.9%, from $4.3 million in 2000 to $4.0 million in 2001. The decrease in revenues in our IT training business was attributable to lower demand for IT training due to the recession in the general economy in the second half of 2001.

Cost of Sales. Consolidated cost of sales decreased by $7.9 million, or 10.7%, for the year ended December 31, 2001 to $66.4 million from $74.4 million in the prior year period. The decrease in cost of sales was primarily due to lower cost of sales in the contract placement business related to lower revenues discussed above. Cost of sales as a percentage of consolidated net revenues decreased to 64.4% from 65.1% in the respective periods. In our contract placement business, cost of sales as a percentage of its net revenues decreased to 75.3% for the year ended December 31, 2001 compared to 75.5% for the year ended December 31, 2000. Contributing to the decrease in cost of sales as a percentage of consolidated net revenues was the increase in net revenue from the permanent placement business, for which there is no cost of sales, relative to consolidated net revenues. The Company's IT training business contributed approximately $2.4 million in expenses included in cost of sales, an increase of approximately $0.1 million from the prior year period, primarily due to higher trainer salaries.

Selling and Operating. Consolidated selling and operating expenses increased by approximately $1.2 million, or 6.0%, for the year ended December 31, 2001 to $21.6 million from $20.4 million in the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 2001 increased to 21.0% from 17.9% in the prior year period. This increase was due partially to increased marketing efforts to generate additional revenues, and partially to marketing costs associated with our discontinued web-based job board. In our contract placement business, selling and operating expenses decreased approximately $0.4 million, or 4.3%, over the prior year period partially due to lower commissions paid on the lower revenues in 2001 discussed earlier, and partially due to lower bad debt expense. In our permanent placement business, selling and operating expenses increased approximately $0.7 million, or 9.2%, over the prior year period partially due to increased commission rates paid on revenues in 2001, and partially due to marketing costs in an attempt to increase revenues. In our IT training business, selling and operating expenses increased approximately $0.2 million, or 19.7%, over the prior year period primarily due to higher bad debt expense.

General and Administrative. Consolidated general and administrative expenses increased by approximately $1.0 million, or 7.1%, for the year ended December 31, 2001 to $14.5 million from $13.5 million in the prior year period. General and administrative expenses as a percentage of consolidated net revenues for the year ended December 31, 2001 increased to 14.1% from 11.8% in the prior year period. Contributing to this increase was an increase of $0.6 million, or 29.0%, in rent and related expense for the year ended December 31, 2001 compared to the prior year period. Of this increase approximately $0.3 million was attributable to anticipated losses in connection with lease commitments related to the closing of our Needham, Massachusetts office and the discontinuation of our web-based job board. Also contributing to the increase in general and administrative expenses was a charge for loss on disposal of equipment and software of $0.4 million in the year ended December 31, 2001 compared to a charge of $20,000 in the prior year period. This increase was due primarily to the write off of obsolete computers and internally developed software, including the discontinued web-based job board.

Other charges. During 2001, we incurred non-cash other charges of $1.5 million compared to $0.9 million of other charges in the prior year period. In 2001, the non-cash charges related to the impairment of purchased goodwill in the IT training business and the contract placement business. The charge in 2000 primarily represents severance costs related to two former executives. Included in the 2000 charge is $0.2 million representing the fair value of stock compensation granted in accordance with a severance agreement executed between the Company and one former executive.

Interest. Interest expense was approximately $673,000 for the year ended December 31, 2001 compared to approximately $995,000 in the prior year period. The decrease in interest expense reflects our decreased usage of our line of credit, as well as a decrease in the interest rate on the line of credit to 4.75% at December 31, 2001 from 9.50% at December 31, 2000. We have historically allocated interest expense to each operating business based on debt identified specifically to the operations of that business. Interest and other income increased to approximately $71,000 for the year ended December 31, 2001 from $47,000 in the prior year period.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Revenues. Consolidated net revenues from continuing operations increased by $0.5 million, or 0.5%, to approximately $114.2 million for the year ended December 31, 2000 compared to the prior year period. Our permanent placement and IT training businesses increased revenues in 2000 by $2.2 million and $1.3 million, respectively, over the prior year period. The contract placement business generated revenues of $95.6 million for the year ended December 31, 2000, a decrease of $2.9 million, or 3%, from revenues of $98.5 million in the prior year period. Such decrease resulted primarily from more severe winter weather in the first two months of 2000 compared to the prior year period, which prevented our IT consultants from performing billable services; the completion of "Year 2000" projects on which some of our consultants were working; and a general trend in the IT industry toward more permanent placement business instead of contract placement business. Our permanent placement business generated revenues of $14.4 million in 2000, an increase of $2.2 million, or 18.0%, over 1999 revenues of $12.2 million. Approximately $0.9 million of such increase reflects the operations of our Jacksonville office in 2000 which was not offering permanent placement services in 1999, and the remainder is attributable to increased marketing efforts in the other offices that offer permanent placement services. The IT training business increased revenues approximately $1.3 million, or 43.3%, from $3.0 million in 1999 to $4.3 million in 2000. The increase in revenues in our IT training business was attributable to an increase in trainer brokerage business, in which we act as a broker to supply contract trainers to client companies at the client's own facility at a markup over the contract trainer cost. We only supply the contract trainer, thereby eliminating most direct costs of this revenue. Our trainer brokerage program generated approximately $1.6 million in revenues in 2000 compared to approximately $0.1 million in revenues in 1999.

Cost of Sales. Consolidated cost of sales decreased by $1.2 million, or 1.6%, for the year ended December 31, 2000 to $74.4 million from $75.6 million in the prior year period. The decrease in cost of sales was primarily due to lower cost of sales in the contract placement business related to lower revenues discussed above. Cost of sales as a percentage of consolidated net revenues decreased to 65.1% from 66.5% in the respective periods. In our contract placement business, cost of sales as a percentage of its net revenues was unchanged at 75.5% for the years ended December 31, 2000 and 1999. The decrease in cost of sales as a percentage of consolidated net revenues was primarily attributable to the increase in net revenue from the permanent placement business discussed above, the expenses for which are not included in cost of sales, but are included in other expense categories. Our IT training business contributed approximately $2.3 million in expenses included in cost of sales, an increase of approximately $0.6 million from the prior year period, primarily due to additional trainers required for the trainer brokerage program discussed earlier.

Selling and Operating. Consolidated selling and operating expenses decreased by approximately $0.2 million, or 0.8%, for the year ended December 31, 2000 to $20.4 million from $20.6 million in the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 2000 decreased to 17.9% from 18.1% in the prior year period. This decrease was due partially to lower commissions paid on lower revenues in the contract placement business, and partially to our efforts to control costs in areas such as office supplies, travel and entertainment, and advertising. In our contract placement business, selling and operating expenses decreased approximately $1.3 million, or 11.8%, over the prior year period partially due to lower commissions paid on the lower revenues in 2000 discussed earlier, and partially due to our cost control efforts. In our permanent placement business, selling and operating expenses increased approximately $1.0 million, or 12.9%, over the prior year period primarily due to increased commissions paid on the higher revenues in 2000 discussed above. In our IT training business, selling and operating expenses were relatively unchanged at $0.9 million for the years ended December 31, 2000 and 1999.

General and Administrative. Consolidated general and administrative expenses increased by approximately $1.0 million, or 7.8%, for the year ended December 31, 2000 to $13.5 million from $12.5 million in the prior year period. General and administrative expenses as a percentage of consolidated net revenues for the year ended December 31, 2000 increased to 11.8% from 11.0% in the prior year period. Contributing to this increase was an increase of $0.6 million, or 8.2%, in salary expense for the year ended December 31, 2000 compared to the prior year period. This increase primarily reflects usual and customary salary increases for existing staff. Also contributing to the increase in general and administrative expense was an increase in depreciation expense of $0.2 million, or 27.3%, in the year ended December 31, 2000 compared to the prior year period. This increase was due primarily to computer equipment and software installed in late 1999 and early 2000 to upgrade our technology infrastructure.

Other charges. During 2000, we incurred non-recurring charges of $0.9 million compared to no such charges in the prior period. The increase primarily represented severance costs related to two former executives. Included in such charge is $0.2 million representing the fair value of stock compensation granted in accordance with a severance agreement executed between us and one former executive.

Interest. Interest expense was approximately $995,000 for the year ended December 31, 2000 compared to approximately $829,000 in the prior year period. Additionally, in the year ended December 31, 1999 we had allocated approximately $333,000 of interest expense to the discontinued IMS business, which is included in "loss from discontinued operations" in the accompanying consolidated statements of operations. We have historically allocated interest expense to each operating business based on debt identified specifically with the operations of that business. The decrease in total interest expense reflects our decreased usage of our line of credit, which had been used in 1999 to fund the IMS losses. The interest rate on our line of credit increased from 8.50% at December 31, 1999 to 9.50% at December 31, 2000, partially offsetting the decreased total interest expense. Interest and other income increased to approximately $47,000 for the year ended December 31, 2000 from $13,000 in the prior year period.

INCOME TAXES

      We follow the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In 2001, our income tax benefit was approximately $0.3 million, or 21.2% of pre-tax income from continuing operations. This effective tax benefit rate is lower than the applicable federal statutory rate of 34% primarily due to certain expenses, including the write-off of certain goodwill as a non-cash charge, that are not deductible for tax purposes. In 2000 our income tax expense from continuing operations was approximately $0.1 million, or 2.4% of pre-tax income from continuing operations. This effective tax rate is lower than the applicable federal statutory rate of 34% primarily due to our use of certain net operating loss carryforwards, for which we previously provided a valuation allowance. In addition we reduced our valuation allowance relating to the net operating loss portion of the deferred tax asset. The effective tax rate was 44.4% with respect to continuing operations for fiscal year 1999. The effective tax rate for 1999 was higher than the applicable federal statutory tax rate of 34%, primarily due to our state tax liabilities and certain expenses, including the write-off of certain goodwill as a non-recurring charge, that are not deductible for tax purposes.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

      The following table presents certain unaudited quarterly statements of data from continuing operations for each of our last eight fiscal quarters. In our opinion, this quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. Our quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

                             Mar. 31,    Jun. 30,   Sept. 30,  Dec. 31,    Mar. 31,   Jun. 30,   Sept. 30,   Dec. 31,
                             --------    --------   ---------  --------    --------   --------   ---------   --------
  (Dollars in thousands)       2000        2000       2000       2000        2001       2001        2001       2001
                               ----        ----       ----       ----        ----       ----        ----       ----
Net Revenues                  $ 27,320    $ 28,067   $ 28,828   $ 30,002    $ 30,388   $ 28,326    $ 23,248   $ 21,105
                              --------    --------   --------   --------    --------   --------    --------   --------
Gross Profit                     9,427       9,970     10,098     10,366      10,721     10,557       7,820      7,554
                              --------    --------   --------   --------    --------   --------    --------   --------
Operating Income (Loss)          1,209       1,749      1,516        556       1,467      1,315      (2,434)    (1,332)
                              --------    --------   --------   --------    --------   --------    --------   --------
Net Income (Loss)             $    919    $  1,232   $  1,218   $    614    $    753   $    639    ($ 1,544)  ($ 1,099)
                              ========    ========   ========   ========    ========   ========    ========   ========
Basic and Diluted Net
  Income (Loss) per share       $ 0.06      $ 0.09     $ 0.09     $ 0.05      $ 0.06     $ 0.05     ($ 0.11)   ($ 0.08)
                                ======      ======     ======     ======      ======     ======    ========   ========

      Because we derive revenue in our contract placement business only when our consultants are actually working, our revenues and operating results are adversely affected when our clients' facilities close due to holidays or inclement weather. During the quarters ended December 31, 2001 and 2000, the number of holidays and vacation days slightly affected revenues in the contract placement business. In addition, as companies approached the Y2K turnover they postponed some non-Y2K projects, which was reflected in decreased revenues during the first quarter of 2000. During the fourth quarter of 2000, we recorded non-recurring charges for severance costs related to two former executives. During the third and fourth quarters of 2001, we recorded non-cash charges to write off impaired goodwill.

LIQUIDITY AND CAPITAL RESOURCES

      We have used borrowings under our credit facility to fund our working capital needs as our business has expanded. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account as reflected in the balance of $0 in cash and cash equivalents as of December 31, 2001.

      We provided cash from operating activities in 2001 of approximately $6.5 million compared to approximately $3.6 million provided in 2000, and approximately $0.1 million in 1999. In 2001 a large portion of our net loss was caused by non-cash charges, which helped to offset a decrease in accounts payable of $2.9 million, a use of funds. The primary source of cash from operating activities in 2001 was the collection of $7.5 million of accounts receivable. In 2000 the cash provided from operating activities primarily reflects our net income of approximately $4.0 million. Our net loss in 1999 consisted of large non-cash charges, which also helped offset an increase in accounts receivable and a decrease in accounts payable, both of which are uses of funds.

      Cash purchases of fixed assets for the fiscal years ended December 31, 2001, 2000, and 1999 were $1.2 million, $0.7 million, and $1.0 million respectively. In 2001 we financed the purchase of $0.4 million of equipment by entering into capital lease obligations. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade our technology infrastructure. We plan to spend approximately $0.6 million for capital expenditures in 2002. In 1999 we received approximately $2.8 million in cash proceeds from the disposition of our IMS business.

      We repaid, net of borrowings, approximately $4.7 million of our line of credit at December 31, 2001, compared to net repayments of approximately $0.5 million in 2000 and approximately $0.2 million at December 31, 1999. At December 31, 2001 we had approximately $0.9 million outstanding in connection with our overdraft facility compared to approximately $2.0 million outstanding at December 31, 2000 and approximately $1.9 million at December 31, 1999. Such overdrafts represent the amount of checks we issued prior to being funded by our line of credit through the zero balance disbursement account discussed above. We repaid approximately $0.6 million of our long-term debt in the year ended December 31, 2001 compared to approximately $1.0 million each in the periods ended December 31, 2000 and 1999. In the year ended December 31, 2000 we paid approximately $0.3 million related to our guarantee that common shares issued in connection with two of our 1998 acquisitions would equal or exceed a specified price at the anniversary date of the issuance, compared to approximately $2.1 million in the year ended December 31, 1999. We repurchased 597,145 shares of our common stock, for approximately $1.1 million, in the year ended December 31, 2000, in market transactions at prices ranging from $1.50 to $1.97 per share, which stock is considered treasury stock. In the year ended December 31, 1999, we completed a sale/lease back of certain of our fixed assets with an affiliate of PNC Bank, N.A. The lease obligation was approximately $1.4 million repayable in 36 equal monthly rental payments.

      Since April 1998, we have had available a revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable, or $15.0 million. As of December 31, 2001, we had approximately $4.4 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans we may extend to officers and employees, the incurrence of additional debt and the payment of dividends on our common shares. The Line of Credit bears interest, at the Company's option, at either the Bank's prime rate, which was 4.75% at December 31, 2001, or 225 basis points over the London Inter-Bank Offering Rate.

      A continued recession in the United States economy at large could potentially lead to further decreases in our revenue in future periods. While no one customer represents greater than 10% of our total revenue, a continuing general economic recession in the United States could adversely impact our clients and cause them to further curtail the use of staffing services. Our management continues to monitor general economic conditions and expects to make adjustments to our operations as needed.

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

      The following table reflects our contractual cash obligations payable in the future, in the respective periods in which they are due:

                                                             Payments Due By Period
                                                             ----------------------
Contractual Cash                                      Less Than
Obligations                           Total            One Year        1 -3 Years       4 - 5 Years      After 5 Years
-----------                       ------------        ---------        ----------        ----------      -------------

Long-term debt including
  capital lease obligations       $    967,000       $   569,000      $   398,000         $      --           $   --

Note payable, bank                   4,437,000                --        4,437,000                --               --

Operating leases                     6,270,000         2,162,000        3,561,000           547,000               --
                                  ------------       -----------      -----------         ---------           ------

Total                             $ 11,674,000       $ 2,731,000      $ 8,396,000         $ 547,000           $   --
                                  ============       ===========      ===========         =========           ======

      Note payable, bank consists of advances under a line of credit facility expiring April 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and bad debts, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition, Allowance for Doubtful Accounts and Bad Debts

      We record permanent placement revenue at the date employment of the placed professional commences, net of an allowance for estimated adjustments during the guarantee period. We record revenues related to temporary placement services on a weekly basis as the services are performed.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill

      We have recorded goodwill related to various acquisitions we made in 1998. We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the acquired business could result in losses or an inability to recover the carrying value of goodwill that may not be reflected in the current carrying value, thereby requiring an impairment charge in the future.

Deferred Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

INFLATION

      We do not believe that the rates of inflation prevailing in the United States in recent years have had a significant effect on our operations.

FORWARD LOOKING INFORMATION

      This report and other reports and statements filed by us from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in SEC Filings, and in oral statements by us the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by us, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

      Dependence on Availability of Qualified Technical Consultants. We are dependent upon our ability to attract and retain technical consultants who possess the skills and experience necessary to meet the staffing requirements of our clients. To keep pace with rapidly evolving information technologies and changing client needs, we must continually evaluate and upgrade our database of available qualified technical consultants. Competition for individuals with proven technical skills is intense, and, as is currently customary in the industry, we do not have any exclusive contracts with our consultants. We compete for such individuals with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies. Factors influencing such competition include compensation, benefits, growth opportunities and pre-existing relationships with other companies, particularly specialty staffing companies. As we expand into new geographic areas, we may experience difficulty attracting qualified technical consultants who have a prior relationship or familiarity with more established specialty staffing companies in such areas. There can be no assurance that qualified technical consultants will continue to be available to us in sufficient numbers to meet our current and anticipated growth requirements.

      Ability to Manage Growth. Although our 2002 internal operating plan forecasts that we will have lower revenues in 2002, if we achieve sustained or significant growth, we will subject ourselves to risks by placing a substantial strain our available managerial, sales, recruiting, financial and other resources. Specifically, such growth will require us to: (i) hire, integrate and retain qualified managers, recruiters and sales personnel in existing markets as well as markets in which we have no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants; (iii) maintain cost controls in all of our businesses; and (iv) apply our management practices to a significantly larger organization. Expansion beyond the geographic areas where our offices are presently located will further increase demands on our management. Our ability to manage our staff and facilities growth effectively will require us to continue to expand our operational, financial and other internal systems. There can be no assurance that our systems, procedures and controls will be successfully implemented or adequate to support our expanded operations. Furthermore, an element of our business strategy is to cross-sell the existing services of our businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that we will successfully market such services on an integrated basis. In addition, if the technology sector of the economy continues a downturn, we could be affected more so than other businesses.

      Dependence on Contract Placement Business. Our contract placement business was responsible for 86.6%, 83.7% and 82.5% of our total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, for the year ended 2001, one customer of the contract placement business, Merck & Company, Inc., accounted for approximately 7.9% of total contract placement revenues, and 6.5% of our total revenues. There can be no assurance that we will be able to retain this level of revenue from this client. Our ability to sustain or increase revenues in the contract placement business is subject to various factors, including our ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets, to apply our management practices to a significantly larger organization and to consummate acquisitions of and to successfully integrate profitable staffing companies. Our inability to successfully manage these factors would have a material adverse effect on the revenues of the contract placement business. There can be no assurance that we will be able to sustain or increase our contract placement revenues. Furthermore, a decline in the level of contract placement revenues would have a material adverse effect on us.

      Risk of NASDAQ Delisting. There are several requirements that we must satisfy in order for our Common Stock to continue to be listed on the NASDAQ National Market. These requirements include, but are not limited to, maintaining a minimum per share price of our Common Stock of one dollar and a minimum aggregate market value of publicly held shares (MVPHS) of our Common Stock of $5,000,000. We have received notification from The Nasdaq Stock Market, Inc. that our Common Stock will be delisted from the NASDAQ National Market unless the stock closes at or above one dollar per share for at least ten consecutive days by May 15, 2002. The per share price of our Common Stock and the MVPHS of our Common Stock do not currently satisfy requirements to remain listed on the NASDAQ National Market. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our Common Stock. If our Common Stock is delisted from the NASDAQ National Market, we may list the Common Stock for trading over-the-counter or apply to have the Common Stock listed on the NASDAQ Smallcap Market, subject to NASDAQ's approval. Delisting from the NASDAQ National Market could adversely affect the liquidity and the price of our Common Stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Stock. In addition, delisting could make it more difficult for investors to obtain quotations or trade our Common Stock.

      Acquisition Risks. We from time to time evaluate the possible acquisition of companies that will complement and expand our existing businesses, principally in new geographic markets. The successful implementation of this strategy is dependent on our ability to identify suitable acquisition candidates, acquire such companies on suitable terms and integrate their operations with ours. There can be no assurance that we will be able to identify suitable acquisition candidates or that, if identified, we will be able to acquire such companies on suitable terms. The specialty staffing industry is relatively mature. Acquisitions in this industry are therefore likely to be at higher relative prices than for other industries due to competition from other staffing companies for acquisition candidates. Acquisitions also involve a number of special risks, including: (i) adverse effects on our reported operating results, including interest expense; (ii) diversion of management attention; (iii) risks associated with unanticipated problems, liabilities or contingencies; (iv) difficulties and higher than expected costs related to the integration of the acquired business; and (v) dilution of existing shareholders. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business, financial condition and results of operations.

SUBSEQUENT EVENTS

      On or about February 14, 2002 we received notification from The Nasdaq Stock Market, Inc. that our Common Stock will be delisted from the NASDAQ National Market unless the stock closes at or above one dollar per share for at least ten consecutive days by May 15, 2002. The per share price of our Common Stock and the MVPHS of our Common Stock do not currently satisfy requirements to remain listed on the NASDAQ National Market. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our Common Stock. If our Common Stock is delisted from the NASDAQ National Market, we may list the Common Stock for trading over-the-counter or apply to have the Common Stock listed on the NASDAQ Smallcap Market, subject to NASDAQ's approval. Delisting from the NASDAQ National Market could adversely affect the liquidity and the price of our Common Stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Stock. In addition, delisting could make it more difficult for investors to obtain quotations or trade our Common Stock.

      On February 7, 2002, we announced the commencement of a voluntary stock option exchange program for our employees. Under the program, employees holding options to purchase our Common Stock were given an opportunity to exchange certain of their existing options, with exercise prices equal to or greater than $2.10 per share, for new options. Employees will receive one new option for every three eligible options surrendered. We expect the new options to be granted on or about September 20, 2002. The new options will vest over four years. The exercise price of the new options will be the last reported trading price of our Common Stock on their grant date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2001, the Federal Reserve Bank caused such interest rates to decline, and further rate decreases would likely decrease our interest cost. Assuming our indebtedness under our Line of Credit is approximately $4.4 million, and we continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate will increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate will decrease our annual earnings per share by less than 1 cent.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                                                       PAGE(S)
                                                                       -------
INDEPENDENT AUDITOR'S REPORTS                                          19 - 20

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000                21

CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999                                            22

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS
ENDED DECEMBER 31, 2001, 2000 AND 1999                                      23

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999                                            24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999
                                                                       25 - 35

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania



We have audited the accompanying consolidated balance sheets of The Judge Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Judge Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                       MCGLADREY & PULLEN, LLP

February 22, 2002
Blue Bell, Pennsylvania

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania



We have audited the consolidated statements of operations, shareholders' equity, and cash flows of The Judge Group, Inc. and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, shareholder's equity and cash flows of The Judge Group, Inc. and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II "Valuation and Qualifying Accounts and Reserves" is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                         RUDOLPH PALITZ, LLC

February 25, 2000
Blue Bell, Pennsylvania

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                           2001              2000
                                                                                           ----              ----
                                                       ASSETS
CURRENT ASSETS
Cash                                                                                  $         --      $         --
Accounts receivable, net                                                                12,663,173        20,777,480
Prepaid income taxes and deferred taxes                                                  2,161,847         3,162,983
Prepaid expenses and other                                                               1,171,422           976,061
                                                                                      ------------      ------------
TOTAL CURRENT ASSETS                                                                    15,996,442        24,916,524
                                                                                      ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                              3,161,441         3,183,062
                                                                                      ------------      ------------

OTHER ASSETS
Deposits and other assets                                                                  378,251           355,282
Deferred taxes                                                                           1,433,000                --
Other receivables, officers and employees                                                  669,552           539,069
Goodwill, net of accumulated amortization of $2,802,169, 2001 and $1,998,879,            6,423,781         8,347,384
    2000                                                                              ------------      ------------
TOTAL OTHER ASSETS                                                                       8,904,584         9,241,735
                                                                                      ------------      ------------
TOTAL ASSETS                                                                          $ 28,062,467      $ 37,341,321
                                                                                      ============      ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                     $    569,117      $    583,384
Accounts payable and accrued expenses                                                    3,837,079         6,737,719
Payroll and sales taxes                                                                    285,329           495,809
Deferred revenue                                                                           132,016           491,883
                                                                                      ------------      ------------
TOTAL CURRENT LIABILITIES                                                                4,823,541         8,308,795
                                                                                      ------------      ------------

LONG-TERM LIABILITIES
Note payable, bank                                                                       4,436,541         9,166,902
Deferred rent obligation                                                                   541,267           318,416
Debt obligations, net of current portion                                                   397,748           555,610
                                                                                      ------------      ------------
TOTAL LONG-TERM LIABILITIES                                                              5,375,556        10,040,928
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at December 31,
    2001, 14,141,373 shares issued and 13,504,228 shares outstanding; at
    December 31, 2000, 14,134,373 shares issued and 13,497,228 shares outstanding          141,413           141,343
Preferred stock, at December 31, 2001 and 2000, $.01 par value, 10,000,000
    shares authorized                                                                           --                --
Additional paid-in capital                                                              24,176,111        24,053,557
Accumulated deficit                                                                     (5,086,501)       (3,835,649)
                                                                                      ------------      ------------
                                                                                        19,231,023        20,359,251
Less:  Treasury Stock, 637,145 shares; at cost                                           1,367,653         1,367,653
                                                                                      ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                              17,863,370        18,991,598
                                                                                      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 28,062,467      $ 37,341,321
                                                                                      ============      ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                        2001              2000             1999
                                                                        ----              ----             ----
NET REVENUES                                                        $ 103,066,972     $ 114,217,453    $ 113,704,958
                                                                    -------------     -------------    -------------
COSTS AND EXPENSES
Cost of sales                                                          66,412,910        74,356,097       75,569,731
Selling and operating                                                  21,632,634        20,400,612       20,562,479
General and administrative                                             14,474,927        13,513,519       12,535,158
Other charges (Note 2)                                                  1,531,249           916,719
                                                                    -------------     -------------    -------------
Total costs and expenses                                              104,051,720       109,186,947      108,667,368
                                                                    -------------     -------------    -------------
OPERATING INCOME (LOSS)                                                  (984,748)        5,030,506        5,037,590
OTHER INCOME (EXPENSE), NET, PRINCIPALLY
   INTEREST EXPENSE                                                      (602,182)         (947,594)        (815,925)
                                                                    -------------     -------------    -------------
INCOME  (LOSS) BEFORE INCOME TAX EXPENSE                               (1,586,930)        4,082,912        4,221,665
INCOME TAX EXPENSE (BENEFIT)                                             (336,078)           99,990        1,877,115
                                                                    -------------     -------------    -------------
INCOME  (LOSS) FROM CONTINUING OPERATIONS                              (1,250,852)        3,982,922        2,344,550
LOSS FROM DISCONTINUED OPERATIONS (NET OF TAX BENEFIT OF
    $1,089,056)                                                               ---               ---       (2,153,372)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (NET OF TAX EFFECT
    OF $1,994,830)                                                            ---               ---       (6,275,056)
                                                                    -------------     -------------    -------------
NET INCOME (LOSS)                                                    ($ 1,250,852)      $ 3,982,922      ($6,083,878)
                                                                    =============     =============    =============

NET INCOME (LOSS) PER SHARE:
   BASIC
     INCOME  (LOSS) FROM CONTINUING OPERATIONS                            ($ 0.09)           $ 0.29           $ 0.17
     LOSS FROM DISCONTINUED OPERATIONS                                        ---               ---            (0.61)
                                                                          -------            ------           ------
     NET INCOME (LOSS)                                                    ($ 0.09)           $ 0.29          ($ 0.44)
                                                                          =======            ======           ======
   DILUTED
     INCOME (LOSS) FROM CONTINUING OPERATIONS                             ($ 0.09)           $ 0.29           $ 0.17
     LOSS FROM DISCONTINUED OPERATIONS                                        ---               ---            (0.61)
                                                                          -------            ------           ------
     NET INCOME (LOSS)                                                    ($ 0.09)           $ 0.29          ($ 0.44)
                                                                          =======            ======           ======

WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE
    CALCULATIONS:
   BASIC                                                               13,502,000        13,702,000       13,761,000
                                                                       ==========        ==========       ==========
   DILUTED                                                             13,502,000        13,924,000       13,797,000
                                                                       ==========        ==========       ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                            Common Stock          Additional
                                            ------------            Paid In      Accumulated    Treasury
                                        Shares        Amount        Capital        Deficit        Stock         Total
                                        ------        ------        -------        -------        -----         -----
Balance, December 31, 1998              13,541,302   $135,412     $24,900,474    ($1,734,693)  ($  220,000)  $23,081,193

Acquisition/disposition transactions       443,071      4,431        (995,417)           ---           ---      (990,986)

Net Loss                                       ---        ---             ---     (6,083,878)          ---    (6,083,878)
                                        ----------   --------     -----------    -----------   -----------   -----------

Balance, December 31, 1999              13,984,373    139,843      23,905,057     (7,818,571)     (220,000)   16,006,329

Purchase of Treasury Stock                     ---        ---             ---            ---    (1,147,653)   (1,147,653)

Issuance of common stock in
  connection with severance agreement      150,000      1,500         148,500            ---           ---       150,000

Net Income                                     ---        ---             ---      3,982,922           ---     3,982,922
                                        ----------   --------     -----------    -----------   -----------   -----------

Balance, December 31, 2000              14,134,373    141,343      24,053,557     (3,835,649)   (1,367,653)   18,991,598

Issuance of shares for exercise of
  stock options                              7,000         70           8,680            ---           ---         8,750

Issuance of Stock Warrants                     ---        ---         113,874            ---           ---       113,874

Net Loss                                       ---        ---             ---     (1,250,852)          ---    (1,250,852)
                                        ----------   --------     -----------    -----------   -----------   -----------

Balance, December 31, 2001              14,141,373   $141,413     $24,176,111    ($5,086,501)  ($1,367,653)  $17,863,370
                                        ==========   ========     ===========    ===========   ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                        2001             2000              1999
                                                                        ----             ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                   ($ 1,250,852)     $ 3,982,922      ($ 6,083,878)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                        1,676,278        1,529,162         1,762,973
  Impairment of goodwill                                               1,531,249              ---               ---
  Provision for losses on lease                                          258,395              ---               ---
  Loss on disposal of discontinued operations                                ---              ---         6,275,056
  Deferred taxes                                                        (311,000)        (137,000)           (9,000)
  Deferred rent                                                          (35,544)         (81,121)         (342,342)
  Provision for losses on accounts receivable                            624,467          957,771           927,951
  Stock compensation and warrants                                        113,874          150,000               ---
  Loss on disposal of equipment                                          366,635           20,830           204,393
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                  7,489,840       (3,150,543)       (1,526,105)
  Inventories                                                                ---              ---          (144,853)
  Deposits and other                                                    (153,452)          94,630          (148,008)
  Prepaid income taxes                                                  (120,864)        (224,738)        1,112,504
  Prepaid expenses and other current assets                             (195,361)        (308,430)         (146,536)
Increase (decrease) in:
  Accounts payable and accrued expenses                               (2,900,640)         714,535        (1,751,356)
  Payroll and sales taxes                                               (210,480)          73,792          (154,545)
  Deferred revenue                                                      (359,867)          17,816           108,377
                                                                     -----------      -----------       -----------
    Net cash provided by operating activities                          6,522,678        3,639,626            84,631
                                                                     -----------      -----------       -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                   (1,179,680)        (682,727)         (958,286)
Proceeds from disposition of businesses                                      ---              ---         2,788,000
                                                                     -----------      -----------       -----------
    Net cash provided by (used in) investing activities               (1,179,680)        (682,727)        1,829,714
                                                                     -----------      -----------       -----------
FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                (4,730,361)        (522,023)         (192,670)
Principal payments on long-term debt                                    (621,387)        (956,008)       (1,040,672)
Exercise of Stock options                                                  8,750              ---               ---
Proceeds from lease payable, bank                                            ---              ---         1,425,000
Contingent amounts paid - acquisitions                                       ---         (335,786)       (2,145,000)
Purchase of treasury stock                                                   ---       (1,147,653)              ---
                                                                     -----------      -----------       -----------
    Net cash used in financing activities                             (5,342,998)      (2,961,470)       (1,953,342)
                                                                     -----------      -----------       -----------
DECREASE IN CASH                                                             ---           (4,571)          (38,997)
CASH, BEGINNING                                                              ---            4,571            43,568
                                                                     -----------      -----------       -----------
CASH, ENDING                                                         $       ---      $       ---       $     4,571
                                                                     ===========      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                             $   760,000      $   921,000       $ 1,142,000
                                                                     ===========      ===========       ===========
Income taxes                                                         $   381,000      $   568,000       $   768,000
                                                                     ===========      ===========       ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1. DESCRIPTION OF BUSINESS

      The Judge Group, Inc (the "Company"), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), and (ii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At December 31, 2001, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in eleven states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States. The Company also formerly provided computer network and document management system integration, implementation, maintenance and training (through its "Information Management Solutions" business ("IMS")). In 1999, the Company disposed of the IMS business through the sale of substantially all of the assets of that business (See Note 3).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition in Contract Placement and Permanent Placement Businesses. The Company recognizes permanent placement revenues at the date employment of the placed professional commences, subject to reversal and adjustments if such employment is terminated during a guarantee period. The Company records an allowance for estimated adjustments during the guarantee period. Revenues related to temporary placement services are recognized on a weekly basis as the services are performed.

      Revenue Recognition in IT Training Business. Tuition and fee revenues are recognized when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues.

      Concentration of Credit Risk. The Company maintains cash balances at financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

      Accounts Receivable. Accounts receivable at December 31, 2001 and 2000 were net of allowances for doubtful accounts of $776,000 and $1,264,000, respectively, and allowances for placement fee returns of $139,000 and $175,000, respectively.

      Included in accounts receivable was unbilled work-in-process of approximately $1,488,000 and $168,000 at December 31, 2001 and 2000,
respectively.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

      Property and Equipment and Depreciation and Amortization. Property and equipment are stated at cost. Depreciation and amortization is computed on the straight-line and accelerated methods over the estimated useful lives of the related assets. Amortization of equipment under capital leases is provided over the shorter of the related lease terms or the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the improvements.

      At December 31, 2001 and 2000, property and equipment consisted of:

                                                                 Depreciable Lives             2001              2000
                                                                 -----------------             ----              ----
Office furniture and equipment                                     5 - 10 years            $ 2,110,154       $ 2,275,447

Computer equipment                                                  3 - 5 years              1,103,854         2,080,434

Leasehold improvements                                             3 - 10 years                286,900           179,456

Equipment under capital lease, principally computer
  equipment                                                         3 - 5 years              2,245,400         1,796,142
                                                                                           -----------       -----------

                                                                                             5,746,308         6,331,479

Less: accumulated depreciation and amortization                                             (2,584,867)       (3,148,417)
                                                                                           -----------       -----------

                                                                                           $ 3,161,441       $ 3,183,062
                                                                                           ===========       ===========

      Depreciation and amortization expense charged to continuing operations related to property and equipment, including property under capital leases, amounted to $1,284,000 in 2001, $1,118,000 in 2000, and $878,000 in 1999.

      The carrying value of assets under capital leases amounted to approximately $842,000 and $1,033,000 at December 31, 2001 and 2000,
respectively.

      Income Taxes. Deferred taxes are provided utilizing the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Intangible Assets. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and has been amortized on the straight-line method over terms ranging from ten years to twenty-five years. Amortization of goodwill charged to continuing operations for the periods ended December 31, 2001, 2000 and 1999 was approximately $392,000, $404,000, and $403,000 respectively, and is included in general and administrative expenses in the consolidated statements of operations. In 2001, the Company determined an additional $1,531,000 of goodwill was impaired, in accordance with SFAS 121 (see "Other charges" below).

      Deferred Rent Obligation. The Company is party to operating lease agreements for certain of its office facilities, which contain provisions for free rent for a certain period, with subsequent rent increases. In accordance with accounting principles generally accepted in the United States of America, the Company records monthly rent expense equal to the total of the payments due over the lease terms, divided by the number of months of the respective lease agreements. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation in the accompanying consolidated balance sheets. In addition, deferred rent obligation includes a $170,000 accrual for the remaining lease payments related to facilities closed in 2001.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

      Other Charges. In 2001, the Company recorded pretax non-cash charges of approximately $1,531,000 to reflect the impairment of goodwill. Approximately $990,000 was written off in the third quarter of 2001 due to continuing losses in and closure of its Nashville, Tennessee office. The goodwill was originally acquired in 1998 when the Company purchased all of the assets of an IT placement firm with offices in Nashville, Tennessee. The remaining $541,000 charge recorded for the impairment of goodwill in the fourth quarter of 2001 was the result of continuing losses in the Company's IT Training business. The goodwill was originally acquired in 1996 when the Company purchased all of the outstanding common stock of The Berkeley Associates, Inc., an IT training business.

      The impairment of purchased goodwill was a non-cash charge determined in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The SFAS 121 charge had no impact on the Company's 2001 cash flow.

      In the fourth quarter of 2000, the Company recorded a pretax charge of approximately $917,000 to reflect severance costs related to two former members of management.

      Advertising Expenses. The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense charged to continuing operations amounted to approximately $466,000, $568,000, and $847,000 in 2001, 2000, and 1999, respectively.

      Earnings (Loss) Per Share. Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share".

      Basic earnings (loss) per share amounts are computed based on net income
(loss) divided by the weighted average number of shares actually issued, reduced by treasury shares. The number of shares used in the computation were approximately 13,502,000 in 2001, 13,702,000 in 2000, and 13,761,000 in 1999.

      Diluted earnings (loss) per share amounts for years 2001, 2000 and 1999 are based on the weighted average number of shares calculated for basic earnings
(loss) per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. The number of shares used in the computation was approximately 13,502,000 in 2001, 13,924,000 in 2000, and 13,797,000 in 1999. In computing diluted earnings (loss) per share, options and warrants to purchase 2,766,000, 1,073,000 and 1,619,000 shares of common stock were excluded from the computation for the years ended December 31, 2001, 2000, and 1999, respectively. The options and warrants were excluded from the 2001 computation because the assumed exercise of the options and warrants would be anti-dilutive in the calculation of net loss per share. The options were excluded from the 2000 and 1999 computations because the exercise prices of such options were greater than the average market price of the Company's common stock during that period.

      Reclassifications. Certain items in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement presentation.

      Fair Value of Financial Instruments. The estimated fair values of substantially all of the Company's financial instruments are approximately equal to their carrying values for all periods presented.

      Accounting Pronouncements Not Yet Adopted. In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, (the "Statements").

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

      Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives, if any, will continue to be amortized over their estimated useful lives.

      The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $182,000 ($0.01 per common share) in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is effective in the first quarter of 2002. The Company does not believe that SFAS No. 144 will have a material effect on its results of operations.

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

      The loss on disposal of the IMS business of approximately $6,275,000, net of tax benefit of $1,995,000, represents the actual and estimated loss on the disposal of the assets and a provision of $134,000 for operating losses during the phase-out period. Included in the determination of the loss on disposal was the write-off of goodwill of $7,063,000 relating to the IMS business.

      Operating results of the IMS business for the year ended December 31, 1999 is shown separately in the accompanying consolidated statements of operations, as "loss from discontinued operations".

      Net revenues of the IMS business for the year ended December 31, 1999 were approximately $7,027,000. This amount is not included in net revenues in the accompanying consolidated statements of operations for the period ended December 31, 1999.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 4. NOTE PAYABLE, BANK

      Note payable, Bank, consists of advances to the Company under a $15,000,000 line of credit facility. The line of credit bears interest at the Bank's prime rate (4.75% at December 31, 2001) or, at the option of the Company, a portion of the outstanding balance bears interest at 225 basis points over the London Inter-Bank Offering Rate (3.91% at December 31, 2001). Maximum permitted borrowings thereunder are the lesser of $15,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires April 30, 2003 and is subject to certain covenants, including financial covenants requiring certain levels of net worth, cash flow coverage, and leverage, as well as limitations on capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line.

NOTE 5. LONG-TERM DEBT

      At December 31, 2001 and 2000, long-term debt consisted of the following:

                                                                                        2001                   2000
                                                                                        ----                   ----
Capital lease obligation, pursuant to a sale/leaseback transaction; payable in monthly installments of $41,992, including interest imputed at 12.0% and taxes, through March 2002; and a final payment of $213,750 in April 2002;
collateralized by substantially all of the Company's property and equipment; the lease transfers ownership of certain office equipment to the Company at the end of the lease term
                                                                                      $ 328,433              $ 764,110

Capital lease obligations; payable in monthly installments of $6,864, including interest, plus taxes, through March 2004; collateralized by
certain computer equipment                                                              144,718                189,274

Capital lease obligations; payable in various quarterly installments through
July 2004 currently aggregating $38,983 including interest at rates ranging from
5.8% to 6.9%, over 36 months from the installation date of the equipment, as defined; collateralized by certain computer
equipment                                                                               486,422                123,110

Note payable, other                                                                       7,292                 62,500
                                                                                      ---------              ---------

                                                                                        966,865              1,138,994

Less:  Current portion                                                                 (569,117)              (583,384)
                                                                                      ---------              ---------

Long-term portion                                                                     $ 397,748              $ 555,610
                                                                                      =========              =========

      Approximate maturities of long-term debt are as follows:


               Year Ending December 31,                         Amount
               ------------------------                         ------
                         2002                                 $ 569,000

                         2003                                   256,000

                         2004                                   142,000
                                                              ---------

                                                              $ 967,000
                                                              =========

      Interest expense charged to continuing operations was approximately $673,000, $995,000, and $829,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. INCOME TAXES

      The Company files a consolidated Federal income tax return with all of its wholly owned subsidiaries. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

      The net deferred tax asset at December 31, 2001 and 2000 included the following:

                                                                                       2001                 2000
                                                                                       ----                 ----
          Deferred tax asset                                                       $ 3,333,000          $ 3,022,000
          Valuation allowance for deferred tax asset                                  (236,000)            (236,000)
                                                                                   -----------          -----------
          Net deferred tax asset after valuation allowance.                        $ 3,097,000          $ 2,786,000
                                                                                  ============          ===========

      At December 31, 2001 and 2000, the net deferred tax assets of $3,097,000 and $2,786,000, respectively, were included in "prepaid income taxes and deferred taxes" in the accompanying consolidated balance sheets.

      The tax effect of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                                                       2001             2000
                                                                                       ----             ----
          Net operating loss carryforwards                                         $ 2,969,000          $ 2,419,000
          Allowance for doubtful accounts                                              384,000              576,000
          Accrued expenses and lease provision                                         522,000              530,000
          Other                                                                         62,000               91,000
          Amortization of goodwill                                                    (267,000)            (201,000)
          Depreciation                                                                (337,000)            (393,000)
                                                                                   -----------          -----------
                                                                                   $ 3,333,000          $ 3,022,000
                                                                                   ===========          ===========

      Income tax expense for continuing operations for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                                         2001              2000            1999
                                                                         ----              ----            ----
          Current tax expense (benefit):
            Federal                                                    $     ---         $    ---        $1,184,901
            State                                                        (25,078)         236,990           701,214
          Deferred tax expense (benefit)                                (311,000)        (137,000)           (9,000)
                                                                       ---------         --------        ----------
          Income tax expense (benefit)                                 ($336,078)        $ 99,990        $1,877,115
                                                                       =========         ========        ==========

      Current tax expense in 2000 has been reduced by the utilization of certain federal and state net operating loss carryforwards. At December 31, 1999, the Company provided a deferred tax valuation allowance of $2,109,000. During 2000, a portion of the valuation allowance was reversed due to earnings of the Company and management's assessment that it is more likely than not that a portion of the deferred tax asset relating to net operating loss carryforwards will be realized in future years through taxable earnings.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6. INCOME TAXES - (continued)

      A reconciliation of the Company's effective income tax rate with the statutory Federal rate follows:

                                                                              Year Ended December 31,

                                                                         2001             2000              1999
                                                                         ----             ----              ----
           Tax expense (benefit) at statutory rate (34%)              ($ 539,000)     $ 1,389,000       $ 1,436,000

           Permanent differences, including non-deductible
               goodwill amortization, net                                251,000           72,000            73,000

           Change in valuation allowance                                     ---       (1,873,000)              ---

           Other, principally adjustments to estimated tax
               accruals                                                    5,922          351,990            (3,885)

           State income taxes, net of Federal tax benefit                (54,000)         160,000           372,000
                                                                     -----------      -----------       -----------

                                                                     ($ 336,078)      $    99,990       $ 1,877,115
                                                                     ===========      ===========       ===========

      The Company has a federal net operating loss carryforward of approximately $2,800,000 that is subject to certain Federal income tax limitations. These loss carryforwards expire between 2007 and 2012. In addition, the Company has net operating loss carryforwards of approximately $3,800,000, which can be applied against future federal taxable income of the Company and which expire between 2019 and 2021.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

      Lease Obligations. The Company and its subsidiaries lease office facilities under operating lease agreements that expire at various times through the year 2006. Certain of these leases contain optional provisions for additional periods of time. Rent expense was approximately $2,537,000, $2,037,000 and $2,228,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, minimum annual future rental commitments, exclusive of common area maintenance costs and utilities, are as follows:

               Year Ending December 31,                     Amount
               ------------------------                     ------
                       2002                               $ 2,162,000
                       2003                                 1,983,000
                       2004                                 1,578,000
                       2005                                   491,000
                       2006                                    56,000
                                                          -----------
                                                          $ 6,270,000
                                                          ===========

      Self-Insurance. The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $2,072,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    At December 31, 2001 and 2000, accounts payable and accrued expenses consist of:

                                                                 2001                2000
                                                                 ----                ----
        Accrued payroll and commissions                       $ 1,572,000         $ 2,433,000
        Checks outstanding in excess of
          bank balance                                            937,000           2,022,000
        Accrued severance costs                                   260,000             766,000
        Accounts payable and other accrued expenses             1,068,000           1,517,000
                                                              -----------         -----------
                                                              $ 3,837,000         $ 6,738,000
                                                              ===========         ===========

NOTE 9. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

    Treasury Stock. In June 2000 the Company's Board of Directors authorized a program to repurchase the Company's common shares on the open market to a maximum cost of $1,200,000. During 2000, 597,145 common shares at prices ranging from $1.50 to $1.97 per share were repurchased, and are considered treasury stock.

    Dividends. In accordance with the provisions of its line of credit, the Company is not permitted to declare or pay any cash dividends on its common stock.

    Warrants. In February 2001, the Company issued warrants to purchase 100,000 shares of common stock to an investment-banking firm for services to be rendered. Such warrants were valued at approximately $114,000, which has been credited to additional paid in capital, and was amortized over six months during 2001. The warrants are exercisable any time prior to February 12, 2006 at an exercise price of $2.25 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with a weighted average assumption of a risk-free interest rate of 4.9%, an expected dividend yield of 0%, an expected life of five years from date of grant, and an expected price volatility of 159%. No warrants were exercised in 2001 and all warrants issued in 2001 are outstanding at December 31, 2001.

    Stock Option Plan. The Company has an Incentive Stock Option and Non-Qualified Stock Option Plan, most recently amended May 22, 2001, (the "Incentive Plan"), for key employees, consultants, and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 4,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The price of each option shall be the fair market value of the shares on the date of the grant. The options granted are generally subject to a four year vesting schedule in equal increments annually, and are exercisable any time after vesting up to 10 years from grant date.

    During 1999, 2000 and 2001, stock options were only granted to employees and directors.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 9. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (continued)

    A summary of the Company's Incentive Plan activity for common shares for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                                                         Options
                                                                                  Weighted Average      Exercisable
                                                           Number of Shares         Exercise Price      at Year End
                                                           ----------------       ----------------      -----------
           Outstanding  12/31/98                               1,460,450                $ 5.70            138,541
                                                                                                        =========
                    Granted                                    1,059,444                  1.55
                    Exercised                                        -0-
                    Terminated                                  (690,200)                 4.24
                                                               ---------
           Outstanding  12/31/99                               1,829,694                  3.84            362,935
                                                                                                        =========
                    Granted                                    1,116,500                  1.46
                    Exercised                                        -0-
                    Terminated                                  (204,500)                 2.68
                                                               ---------
           Outstanding  12/31/00                               2,741,694                  2.96            837,442
                                                                                                        =========
                    Granted                                      720,116                  1.07
                    Exercised                                     (7,000)                 1.25
                    Terminated                                  (476,000)                 3.13
                                                               ---------
           Outstanding  12/31/01                               2,978,810                $ 2.46          1,261,256
                                                               =========                                =========

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                 Number           Weighted-Average                            Number
      Range of               Outstanding at          Remaining       Weighted-Average     Exercisable at     Weighted-Average
   Exercise Prices              12/31/01          Contractual Life     Exercise Price       12/31/01         Exercise Price
   ---------------              --------          ----------------     --------------       --------         ----------------
    $0.00 - $0.83                 131,116                9.8               $ 0.69                   0                 ---

    $0.83 - $1.65               1,997,194                8.1               $ 1.35             578,112              $ 1.40

    $1.65 - $2.48                 141,000                7.7               $ 1.84              71,957              $ 1.86

    $2.48 - $4.95                  64,500                6.3               $ 3.95              54,625              $ 4.07

    $4.95 - $5.78                 384,500                5.4               $ 5.26             296,062              $ 5.23

    $5.78 - $8.25                 260,500                3.7               $ 7.69             260,500              $ 7.69
                                ---------               ----               ------           ---------              ------
                                2,978,810                7.4               $ 2.46           1,261,256              $ 3.74
                                =========               ====               ======           =========              ======

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 9. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE -- (continued)

    The Company accounts for its Incentive Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized for the Incentive Plan. Had compensation cost been determined in accordance with the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's pro forma net income (loss) and net income (loss) per share for the years ended December 31, 2001, 2000 and 1999 would be as follows:

                                                          2001                      2000                       1999
                                                          ----                      ----                       ----
           Net Income (loss):
                    As reported                      ($ 1,250,852)               $ 3,982,922              ($ 6,083,878)
                    Pro forma                        ($ 2,631,061)               $ 1,808,254              ($ 8,022,526)
           Basic and diluted earnings (loss)
             per share:
                    As reported                         ($ 0.09)                   $ 0.29                    ($ 0.44)
                    Pro forma                           ($ 0.19)                   $ 0.13                    ($ 0.58)

    The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively; risk-free interest rate of 4.70%, 6.20% and 5.50%, expected dividend yields of 0%, expected life of option of five years from date of grant, and expected price volatility of 138%, 153% and 125%. The weighted average fair value of the options granted was $0.99 in 2001, $1.19 in 2000 and $1.12 in 1999.

    Subsequent to December 31, 2001, the Company filed a Tender Offer Statement (the "Tender Offer") on Schedule TO with the Securities and Exchange Commission. The Tender Offer offers employees the option to exchange three stock options currently held for one stock option to be issued six months and a day after the date of the Tender Offer. Options issued under the Tender Offer will be issued at the then market price of the Company stock.

NOTE 10. RELATED PARTY TRANSACTIONS

    Other receivables, officers and employees, consists primarily of payments made by the Company on behalf of certain officers for split dollar life insurance policies.

NOTE 11. STATEMENT OF CASH FLOWS

    Supplemental disclosure of non-cash investing and financing transactions:

        During 2001, the Company entered into the following non-cash transactions:

               1. entered into certain capital lease agreements for the purchase of equipment in the amount of approximately $449,000.

        During 2000, the Company entered into the following non-cash transactions:

               1. placed into service approximately $280,000 of property and equipment previously classified as "other current assets";

               2. entered into certain capital lease agreements for the purchase of equipment in the amount of approximately $359,000.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 11. STATEMENT OF CASH FLOWS - (continued)

        During 1999, the Company entered into the following non-cash transactions:

               1. entered into certain capital lease agreements for the purchase of equipment in the amount of approximately $345,700;

               2. recorded the following with respect to the disposition of the IMS segment:

                    o reduced contingent stock payables which were forgiven in the amount of approximately $952,000;

                    o reduced earnouts payable which were forgiven in the amount of approximately $718,000;

                    o  wrote off approximately $7,063,000 of goodwill.

NOTE 12. SEGMENT INFORMATION

    With the sale of the IMS segment in 1999, substantially all of the Company's revenues and assets are derived from the IT Staffing business. The Company also generates minor revenues from its IT training subsidiary which amounted to approximately $3,981,000 in 2001, $4,294,000 in 2000, and $3,039,000 in 1999.
The IT training subsidiary incurred a loss from continuing operations of approximately $950,000 in 2001, $214,000 in 2000, and $509,000 in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On August 1, 2000, we were notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP, the successor of that merger, and that Rudolph, Palitz LLC would no longer be the auditor for the Registrant. McGladrey & Pullen LLP was engaged as our new auditor effective August 1, 2000. This event is further described in the auditing firm's press release dated August 2, 2000, and in our press release dated August 3, 2000, copies of which were filed as exhibits to our Report on Form 10-K for the year ended December 31, 2000 and as exhibits to our Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2000. Rudolph, Palitz LLC's notice of the merger dated August 1, 2000 was filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2000 and was filed as an exhibit to our Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2000.

    The auditor's report from Rudolph, Palitz LLC for the year ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

    The decision to engage McGladrey & Pullen LLP was approved by our board of directors at a regular meeting held on October 20, 2000.

    During the year ended December 31, 1999 and the subsequent interim period preceding the change, there were no disagreements with Rudolph, Palitz LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.

    We have requested Rudolph, Palitz LLC to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in this Item. Such letter is filed as Exhibit 99.5 to this Report on Form 10-K for the year ended December 31, 2001.

                                    PART III

INCORPORATION BY REFERENCE

         The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to our definitive proxy statement for our 2002 Annual Meeting of Shareholders under the captions "Nominees for Election as Directors; Identification of Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions". The definitive proxy statement is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this Report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

                                                                   Page Number
                                                                   -----------
        1.   Consolidated Financial Statements:

             Independent Auditor's Reports                           19 - 20

             Consolidated Balance Sheets                                21

             Consolidated Statements of Operations                      22

             Consolidated Statements of Shareholders' Equity            23

             Consolidated Statements of Cash Flows                      24

             Notes to Consolidated Financial Statements               25-35

        2.   Consolidated Financial Statement Schedules:

             See the Schedules set forth below. Other Schedules are omitted because of the absence of conditions under which they are required.

                          Independent Auditor's Report


Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania


         Our audits for the years ended December 31, 2001 and 2000 were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                     McGladrey & Pullen, LLP


February 22, 2002
Blue Bell, Pennsylvania

------------------------------------------------------------------------------------------------------------
                               Schedule II - Valuation and Qualifying Accounts

                                       Allowance for Doubtful Accounts


 Year Ended               Balance at         Additions Charged to                                Balance at
December 31,          Beginning of Period      Bad Debt Expense          Charge Offs           End Of Period
------------          -------------------      ----------------          -----------           -------------
    2001                  $ 1,264,000              $ 625,000           ($ 1,113,000)              $ 776,000
                          ===========              =========           =============              =========
    2000                    $ 987,000              $ 958,000             ($ 681,000)            $ 1,264,000
                            =========              =========             ===========            ===========
    1999                    $ 511,000              $ 927,000             ($ 451,000)              $ 987,000
                            =========              =========             ===========              =========

                                     Allowance for Placement Fee Returns


 Year Ended               Balance at        Additions Charged to                                 Balance at
December 31,          Beginning of Period   Returns and Allowances       Returns Charged        End Of Period
------------          -------------------   ----------------------       ---------------        -------------
    2001                   $ 175,000               $ 1,550,000            ($ 1,586,000)           $ 139,000
                           =========               ===========            =============           =========
    2000                   $ 150,000               $ 2,319,000            ($ 2,294,000)           $ 175,000
                           =========               ===========            =============           =========
    1999                   $  17,000               $ 1,442,000            ($ 1,309,000)           $ 150,000
                           =========               ===========            =============           =========

                                   Deferred Tax Asset Valuation Allowance


                                                                2001               2000              1999
                                                                ----               ----              ----
Deferred tax asset                                           $ 3,333,000        $ 3,022,000      $ 4,758,000
Valuation allowance for deferred tax asset                      (236,000)          (236,000)      (2,109,000)
                                                             -----------        -----------      -----------
Net deferred tax asset after valuation allowance.            $ 3,097,000        $ 2,786,000      $ 2,649,000
                                                             ===========        ===========      ===========

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

  3.2         Bylaws. Incorporated by reference to Exhibit 3.2 of the Form S-1.

  4.3 Fourth Amended and Restated Loan and Security Agreement dated December 10, 1996, between the Company and PNC Bank, N.A. Incorporated by reference to Exhibit 4.3 to the Form S-1.

 10.1 Lease of Two Bala Plaza, Bala Cynwyd, Pennsylvania, dated January 21, 1994, between The Prudential Insurance Company of America, as landlord, and Judge, Inc., as tenant. Incorporated by reference to
              Exhibit 10.1 of the Form S-1.

 10.2 1996 Stock Option Plan, as amended and restated effective May 22, 2001. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed on August 10, 2001.

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

Exhibit
  No.                            Description of Document
-------                          -----------------------

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

 10.14 Master Lease Agreement dated April 20, 1999, between the Company and PNC Leasing Corp, a subsidiary of PNC Bank, N.A. Incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

 10.15 Asset Purchase Agreement between FILENET CORPORATION as Purchaser and ON-SITE SOLUTIONS, INC. as Seller, dated as of July 31, 1999. Incorporated by reference to Exhibit 10.15 of the Company's Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

 10.16 Severance Agreement and General Release, dated December 29, 2000, by and between the Company and Richard T. Furlano. Incorporated by reference to Exhibit 10.16 of the Company's Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

 10.17 Employment Agreement, dated as of January 1, 2001, between The Judge Group, Inc. and Martin E. Judge, Jr. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q filed on May 15, 2001.

 10.18 Employment Agreement, dated as of January 1, 2001, between The Judge Group, Inc. and Robert G. Alessandrini. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q filed on May 15, 2001.

 10.19 Employment Agreement, dated as of January 1, 2001, between The Judge Group, Inc. and Katherine Wiercinski. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q filed on May 15, 2001.

 10.20        Stock Option Agreement between the Company and Robert H. Strouse.*

 21.1         Subsidiaries of the Registrant.*

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

 99.4 Letter of agreement from Rudolph, Palitz LLC, dated March 23, 2001. Incorporated by reference to Exhibit 99.4 of the Company's Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001

 99.5         Letter of agreement from Rudolph, Palitz LLC, dated March 23,
              2002.*

* Filed herewith

(b) Reports on Form 8-K.

       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2002                   THE JUDGE GROUP, INC.

                                         By:   /s/ Martin E. Judge, Jr.
                                               ------------------------
                                         Martin E. Judge, Jr.
                                         Chairman of the Board, President
                                         and Chief Executive Officer

                                         By:   /s/ Robert G. Alessandrini
                                               --------------------------
                                         Robert G. Alessandrini
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin E. Judge, Jr.                      Chairman of the Board,                      March 27, 2002
------------------------                      Director, President and Chief
Martin E. Judge, Jr.                          Executive Officer
(Principal Executive Officer)

/s/ Michael A. Dunn                           Director and Executive                      March 27, 2002
-------------------                           Vice President
Michael A. Dunn

/s/ Randolph J. Angermann                     Director                                    March 27, 2002
-------------------------
Randolph J. Angermann

/s/ James C. Hahn                             Director                                    March 27, 2002
-----------------
James C. Hahn

/s/ Robert H. Strouse                         Director                                    March 27, 2002
---------------------
Robert H. Strouse

/s/ John E. Shields                           Director                                    March 27, 2002
-------------------
John E. Shields