Form 10-Q
period 2002-03-31
JUDGE GROUP INC
filed 2002-05-06
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 6, 2002, 14,097,652 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                                      INDEX

NUMBER                                                                                         PAGE(S)
------                                                                                         -------

                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND DECEMBER 31, 2001                     1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
    MARCH 31, 2002 AND 2001                                                                          2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
    MARCH 31, 2002 AND 2001                                                                          3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                             4 - 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                                           6 - 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  9

                                       PART II - OTHER INFORMATION
                                       ---------------------------


ITEM 1.  LEGAL PROCEEDINGS                                                                           9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                            9

--------------------------------------------------------------------------------
FORWARD LOOKING INFORMATION

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements and information are based on beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by us, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text accompanying such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. A non-exclusive list of factors that may affect future performance can be found in our Report on Form 10-K for the year ended December 31, 2001.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                        March 31, 2002    December 31, 2001
                                                                                           (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                                             $ ---                $ ---
Accounts receivable, net                                                                    11,914,325           12,663,173
Prepaid income taxes and deferred taxes                                                      2,192,983            2,161,847
Prepaid expenses and other                                                                   1,220,869            1,171,422
                                                                                          ------------         ------------
TOTAL CURRENT ASSETS                                                                        15,328,177           15,996,442
                                                                                          ------------         ------------

PROPERTY AND EQUIPMENT, NET                                                                  2,933,718            3,161,441
                                                                                          ------------         ------------

OTHER ASSETS
Deposits and other assets                                                                      378,251              378,251
Deferred taxes                                                                               1,433,000            1,433,000
Other receivables, officers and employees                                                      701,218              669,552
Goodwill, net of accumulated amortization of $2,802,169, 2002 and  2001                      6,423,781            6,423,781
                                                                                          ------------         ------------
TOTAL OTHER ASSETS                                                                           8,936,250            8,904,584
                                                                                          ------------         ------------
TOTAL ASSETS                                                                              $ 27,198,145         $ 28,062,467
                                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                            $ 413,495            $ 569,117
Accounts payable and accrued expenses                                                        4,970,512            3,837,079
Payroll and sales taxes                                                                        450,850              285,329
Deferred revenue                                                                               137,164              132,016
                                                                                          ------------         ------------
TOTAL CURRENT LIABILITIES                                                                    5,972,021            4,823,541
                                                                                          ------------         ------------

LONG-TERM LIABILITIES
Note payable, Bank                                                                           2,562,192            4,436,541
Deferred rent obligation                                                                       493,768              541,267
Debt obligations, net of current portion                                                       349,175              397,748
                                                                                          ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                                  3,405,135            5,375,556
                                                                                          ------------         ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at March 31, 2002
  and December 31, 2001, 14,141,373 shares issued and 13,504,228 shares                        141,413              141,413
  outstanding
Preferred stock, $.01 par value, 10,000,000 shares authorized; at March 31,
  2002, no shares issued and outstanding                                                           ---                  ---
Additional paid-in capital                                                                  24,176,111           24,176,111
Accumulated deficit                                                                        (5,128,882)          (5,086,501)
                                                                                          ------------         ------------
                                                                                            19,188,642           19,231,023
Less treasury stock, 637,145 shares; at cost                                                 1,367,653            1,367,653
                                                                                          ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                                  17,820,989           17,863,370
                                                                                          ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 27,198,145         $ 28,062,467
                                                                                          ============         ============


            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                               2002              2001
                                                                                               ----              ----
NET REVENUES                                                                                 $ 20,221,400      $ 30,388,341
                                                                                             ------------      ------------
COSTS AND EXPENSES

Cost of sales                                                                                  13,198,770        19,666,600

Selling and operating                                                                           4,351,156         5,876,470

General and administrative                                                                      2,691,489         3,378,172
                                                                                             ------------      ------------

TOTAL COSTS AND EXPENSES                                                                       20,241,415        28,921,242
                                                                                             ------------      ------------

OPERATING INCOME (LOSS)                                                                          (20,015)         1,467,099

Other income (expense), net                                                                      (53,035)         (201,709)
                                                                                             ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                                (73,050)         1,265,390

Income tax expense (benefit)                                                                     (30,681)           512,483
                                                                                             ------------      ------------

NET INCOME (LOSS)                                                                              ($ 42,369)         $ 752,907
                                                                                             ============      ============

NET INCOME (LOSS) PER SHARE:

   BASIC

Weighted Average Shares Outstanding                                                            13,504,228        13,497,228
                                                                                               ==========        ==========

Income (loss) per share                                                                            $ 0.00            $ 0.06
                                                                                                   ======            ======

   DILUTED

Weighted Average Shares Outstanding                                                            13,504,228        13,545,172
                                                                                               ==========        ==========

Income (loss) per share                                                                            $ 0.00            $ 0.06
                                                                                                   ======            ======

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                          2002                      2001
                                                                                          ----                      ----
OPERATING ACTIVITIES
Net income (loss) for the period                                                       ($ 42,369)                 $ 752,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                            309,283                   290,811
  Amortization                                                                                ---                   100,891
  Stock warrants issued for services                                                          ---                    28,469
  Deferred rent                                                                          (47,499)                    12,103
  Provision for losses on accounts receivable                                             170,127                    97,046
  Loss on disposal of equipment                                                               ---                    14,479
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                     578,721                   385,891
  Prepaid income taxes and deferred taxes                                                (31,666)                   234,367
  Prepaid expenses and other current assets                                              (31,136)                 (419,817)
  Deposits and other                                                                     (49,447)                  (61,788)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                 1,133,420                   246,404
  Payroll and sales taxes                                                                 165,521                   236,860
  Deferred revenue                                                                          5,148                 (179,742)
                                                                                       ----------                ----------
    Net cash provided by operating activities                                           2,160,103                 1,738,881
                                                                                       ----------                ----------

INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property and
    equipment                                                                            (57,810)                 (443,032)
                                                                                       ----------                ----------

FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                                (1,874,349)               (1,158,491)
Principal payments on long-term debt                                                    (227,944)                 (137,358)
                                                                                       ----------                ----------
    Net cash used in financing activities                                             (2,102,293)               (1,295,849)
                                                                                       ----------                ----------

INCREASE (DECREASE) IN CASH                                                                   ---                       ---
CASH, BEGINNING                                                                               ---                       ---
                                                                                       ----------                ----------
CASH, ENDING                                                                                $ ---                     $ ---
                                                                                       ==========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                                 $ 73,000                 $ 306,000
                                                                                       ==========                ==========
Cash paid during the period for Income taxes                                                 $---                 $ 278,000
                                                                                       ==========                ==========

            See Notes to Condensed Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company") a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At March 31, 2002, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in eleven states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and the notes thereto, included in the Company's report on Form 10-K for the year ended December 31, 2001.

Risks, Uncertainties and Management Estimates

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

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

Diluted earnings (loss) per share amounts for the three months ended March 31, 2002 and 2001 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Shares issuable upon the exercise of stock options or warrants were not considered in the calculation of net loss per share in 2002, as their inclusion would be anti-dilutive. Outstanding options to purchase 2,603,194 common shares in 2001 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 142, Goodwill and Other Intangible Assets. The Company adopted Statement 142 effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142 in the next fiscal quarter. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. In the quarter ended March 31, 2001, the Company amortized approximately $65,000 of goodwill, net of tax effect. Had Statement 142 been in effect in that period, net income would have increased to approximately $818,000, with no change to reported net income per share, either basic or diluted, of $0.06 per share.

In January 2002, the Company adopted Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Adoption of Statement 144 did not have a material effect on the Company's results of operations or its financial condition.

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

The effective tax benefit rate for 2002 is higher than the applicable federal statutory tax rate of 34% due to the Company's state tax liabilities and certain expenses that were not deductible for tax purposes. In 2001, the effective tax rate was higher than the applicable federal statutory tax rate due to the Company's state tax liabilities and certain expenses that were not deductible for tax purposes.

NOTE 4. SHAREHOLDERS' EQUITY

Tender Offer

In February 2002, the Company commenced a voluntary stock option exchange program for its employees. Under the program, employees holding options to purchase the Company's Common Stock were given an opportunity to exchange certain of their existing options, with exercise prices equal to or greater than $2.10 per share, for new options. Employees will receive one new option for every three eligible options surrendered. The Company expects the new options to be granted on or about September 20, 2002. The new options will vest over four years. The exercise price of the new options will be the last reported trading price of the Company's Common Stock on their grant date.

NOTE 5. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

    During the three month periods ended March 31, 2002 and 2001, the Company entered into certain capital lease agreements for the purchase of equipment in the amount of approximately $23,700 and $159,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

The following discussion should be read in conjunction with the condensed consolidated financial statements of The Judge Group, Inc. and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

Our operations experienced a decrease in net revenue of approximately $10.2 million, or 33.5%, for the three months ended March 31, 2002 compared to the prior year period. This revenue decrease was primarily attributable to a decrease in revenue in all areas of our business caused by a continuing general downturn in the United States economy, which negatively affected our clients' use of IT and engineering staffing and training services. Our operating income decreased approximately $1.5 million, or 101.4%, for the three months ended March 31, 2002 compared to the prior year period due primarily to our lower revenues. Our net operating results decreased approximately $0.8 million, or 105.6%, for the three months ended March 31, 2002 compared to the prior year period to a loss of approximately $42,000. This decrease was due to the revenue decrease noted above.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                         THREE MONTHS
                                                         ENDED MARCH 31,
                                                      2002             2001
                                                      ----             ----
Net revenues                                         100.0%           100.0%
                                                     -----            -----
Cost of sales                                         65.3             64.7
Selling and operating expenses                        21.5             19.3
General and administrative expenses                   13.3             11.2
                                                     -----            -----
Total costs and expenses                             100.1             95.2
                                                     -----            -----
Operating income (loss)                               (0.1)             4.8
Other income (expense), net                           (0.3)            (0.6)
                                                     -----            -----
Income (loss) before income tax (benefit)             (0.4%)            4.2%
                                                     =====            =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001

Net Revenues. Consolidated net revenues decreased by 33.5%, or approximately $10.2 million, to approximately $20.2 million for the three months ended March 31, 2002 compared to the prior year period. This decrease was due to a decrease in revenues in all areas of our business, primarily attributable to a continuing general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of IT and engineering staffing and training services. In our contract placement business revenues decreased approximately $8.8 million, or 34.7%, for the three months ended March 31, 2002 compared to the prior year period. For the three months ended March 31, 2002 we billed approximately 275,000 IT consultant hours compared to approximately 392,000 IT consultant hours in the comparable period of 2001. Our permanent placement revenue decreased 25.2%, or approximately $0.9 million, to approximately $2.8 million for the three months ended March 31, 2002 compared to the prior year period. This decrease is primarily due to a lower number of placements in the three months ended March 31, 2002 compared to the prior period. We placed 205 candidates in the three months ended March 31, 2002 compared to 256 candidates in the prior year period. Our IT training revenues also decreased approximately $0.4 million, or 32.4%, to approximately $0.9 million for the three months ended March 31, 2002 compared to the prior year period, which was primarily attributable to a decrease in client companies' IT training needs in view of the downturn in the general economy.

Cost of Sales. Consolidated cost of sales decreased by 32.9%, or approximately $6.5 million, to approximately $13.2 million for the three months ended March 31, 2002 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 65.3% from 64.7% in the respective comparable periods. Cost of sales related to contract placements increased to 76.4% of contract placement revenues for the three months ended March 31, 2002 compared to 74.8% in the prior year period. This increase was attributable to a marked decrease in the number of IT consultants working on higher billable rate services, such as client server and web development services. Cost of sales related to IT training revenues decreased approximately $0.2 million, or 23.5%, to approximately $0.6 million for the three months ended March 31, 2002 compared to the prior year period, primarily due to fewer trainers required for the reduced number of classes held.

Selling and Operating. Consolidated selling and operating expenses decreased by 26.0%, or approximately $1.5 million, to approximately $4.4 million for the three months ended March 31, 2002 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 21.5% from 19.3% for the three months ended March 31, 2002 compared to the prior year period. The decrease in selling and operating expenses was due primarily to lower commissions paid on the lower revenues, lower salaries following staff reductions, and management's attempts to control costs in such areas as office supplies, telephone, and travel and entertainment expense.

General and Administrative. Consolidated general and administrative expenses decreased 20.3%, or approximately $0.7 million, to approximately $2.7 million for the three months ended March 31, 2002 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 13.3% from 11.2% for the three months ended March 31, 2002 compared to the prior year period. The decrease in general and administrative expenses is due primarily to lower salaries and related expenses following staff reductions to reflect our lower volume of business, and to discontinuing amortization of goodwill in accordance with Statement of Financial Accounting Standards 142. In the comparable three months of 2001, goodwill amortization was approximately $0.1 million.

Other. Other expense represents primarily interest expense net of other income. Interest expense was approximately $86,000 and $223,000 for the three months ended March 31, 2002 and 2001, respectively. Other income was approximately $33,000 for the three months ended March 31, 2002 compared to $21,000 for the comparable period of 2001. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the three months ended March 31, 2002, as well as a reduced interest rate on such borrowings from a prime rate of 8.0% at March 31, 2001 to 4.75% at March 31, 2002.

Income Taxes. The effective tax benefit rate of approximately 42.0% for the three months ended March 31, 2002 is higher than the federal statutory tax rate of 34% primarily due to state tax benefits and certain book expenses not deductible for tax purposes. In the comparable period of 2001 the effective tax rate of approximately 40.5% is higher than the applicable federal statutory tax rate primarily due to state tax provisions and certain book expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs as our business has expanded. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash balance of $0 as of March 31, 2002.

We provided cash from operations of approximately $2.2 million in the three months ended March 31, 2002 compared to approximately $1.7 million for the comparable period of 2001. A decrease in our accounts receivable of approximately $0.6 million combined with an increase of approximately $1.3 million in our accounts payable and our payroll and sales taxes payable in the three months ended March 31, 2002 provided most of the cash from operations, compared to cash provided of approximately $0.9 million for those same categories in the comparable period of 2001. In the three months ended March 31, 2001 the primary source of cash provided by operations was our net income of approximately $0.8 million plus the decrease in our accounts receivable and the increases in our accounts payable and our payroll and sales taxes payable discussed earlier.

Cash purchases of fixed assets for the three months ended March 31, 2002 were approximately $58,000 compared to purchases of approximately $0.4 million in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories and software to replace obsolete equipment.

We repaid approximately $1.9 million of our line of credit in the three months ended March 31, 2002, compared to repayment of approximately $1.2 million in the three months ended March 31, 2001. We also repaid approximately $0.2 million of our long-term obligations in the three months ended March 31, 2002 compared to approximately $0.1 million in the comparable period of 2001.

We have availability under a $15.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $15.0 million. As of March 31, 2002 we had approximately $2.6 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. The covenants include limitations on loans we may extend to officers and employees, the incurrence of additional debt and a prohibition of the payment of dividends on our common shares. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 4.75% at March 31, 2002, or 225 basis points over the London Inter-bank Offering Rate.

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

During the quarter ended March 31, 2002 there was no material change in our contractual cash obligations payable in future periods.

Information regarding our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

On or about February 14, 2002 we received notification from The Nasdaq Stock Market, Inc. that our Common Stock will be delisted from the NASDAQ National Market unless the stock closes at or above one dollar per share for at least ten consecutive days by May 15, 2002. The per share price of our Common Stock and the minimum aggregate market value of publicly held shares of our Common Stock do not currently satisfy requirements to remain listed on the NASDAQ National Market. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our Common Stock. If we fail to regain compliance with the NASDAQ National Market maintenance rules by May 15, 2002, and if we fail to appeal any Nasdaq staff determination of non-compliance or if any such appeal is decided against us, then our Common Stock will be delisted from the NASDAQ National Market. However, we will also be eligible to apply to transfer the listing of our Common Stock to the NASDAQ SmallCap Market, which application will stay the delisting of our Common Stock. If our application is approved for a listing on the NASDAQ SmallCap Market we will be afforded an additional 180 calendar day grace period for the minimum bid price requirement, which would extend the delisting determination until August 13, 2002. We may also be eligible for an additional 180 calendar day grace period for the minimum bid price requirement provided we meet the initial listing criteria under the rules of the NASDAQ SmallCap Market. Delisting from the NASDAQ National Market could adversely affect the liquidity and the price of our Common Stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Stock. In addition, delisting could make it more difficult for investors to obtain quotations or trade our Common Stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2001, the Federal Reserve Bank caused such interest rates to decline, and further rate decreases would likely decrease our interest cost. Assuming we are indebted on our Line of Credit approximately $2.6 million and continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate will increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate will decrease our annual earnings per share by less than 1 cent.

We have not entered into derivative financial or commodity instrument transactions. We do not believe that our exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is material.



                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 1.    LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our results of operations or on our financial condition.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are filed as a part of this Quarterly Report on Form 10-Q.

         (b) No reports were filed by the Registrant on Form 8-K during the quarter ended March 31, 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 6, 2002

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