Form 10-Q
period 2002-06-30
JUDGE GROUP INC
filed 2002-08-13
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                   23-1726661
(State or other jurisdiction of incorporation               (IRS Employer
                or organization)                         Identification No.)


         TWO BALA PLAZA, SUITE 800
         BALA CYNWYD, PENNSYLVANIA                             19004
 (Address of principal executive offices)                    (zip code)


                                 (610) 667-7700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 9, 2002, 14,097,652 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                                      INDEX

NUMBER                                                                                                              PAGE(S)
------                                                                                                              -------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND DECEMBER 31, 2001                                                     1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001                                     2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001                                   3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001                                     4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                             5- 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8 - 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                      12

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                                               12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                13

------------------------------------------------------------------------------------------------------------------------------------

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                         June 30, 2002    December 31, 2001
                                                                                          (Unaudited)
---------------------------------------------------------------------------------- -------------------- --------------------
ASSETS
CURRENT ASSETS
Cash                                                                                            $ ---               $ ---
Accounts receivable, net                                                                   11,630,930          12,663,173
Prepaid income taxes and deferred taxes                                                     2,052,258           2,161,847
Other                                                                                       1,161,904           1,171,422
                                                                                          -----------         -----------
TOTAL CURRENT ASSETS                                                                       14,845,092          15,996,442
                                                                                          -----------         -----------

PROPERTY AND EQUIPMENT, NET                                                                 2,632,856           3,161,441
                                                                                          -----------         -----------

OTHER ASSETS
Deposits and other                                                                            373,092             378,251
Deferred taxes                                                                              1,433,000           1,433,000
Other receivables, officers and employees                                                     696,429             669,552
Goodwill                                                                                    6,423,781           6,423,781
                                                                                          -----------         -----------
TOTAL OTHER ASSETS                                                                          8,926,302           8,904,584
                                                                                          -----------         -----------
TOTAL ASSETS                                                                              $26,404,250         $28,062,467
                                                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                         $   236,940         $   569,117
Accounts payable and accrued expenses                                                       4,574,891           3,837,079
Payroll and sales taxes                                                                       261,963             285,329
Deferred revenue                                                                              133,830             132,016
                                                                                          -----------         -----------
TOTAL CURRENT LIABILITIES                                                                   5,207,624           4,823,541
                                                                                          -----------         -----------

LONG-TERM LIABILITIES
Note payable, Bank                                                                          2,615,763           4,436,541
Deferred rent obligation                                                                      434,754             541,267
Debt obligations, net of current portion                                                      244,488             397,748
                                                                                          -----------         -----------
TOTAL LONG-TERM LIABILITIES                                                                 3,295,005           5,375,556
                                                                                          -----------         -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at June
30, 2002 and December 31, 2001, 14,141,373 shares issued and
13,504,228 shares outstanding                                                                 141,413             141,413
Preferred stock, $.01 par value, 10,000,000 shares authorized; at June
30, 2002, no shares issued and outstanding                                                        ---                 ---
Additional paid-in capital                                                                 24,176,111          24,176,111
Accumulated deficit                                                                        (5,048,250)         (5,086,501)
                                                                                          -----------         -----------
                                                                                           19,269,274          19,231,023
Less treasury stock, 637,145 shares; at cost                                                1,367,653           1,367,653
                                                                                          -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                                                 17,901,621          17,863,370
                                                                                          -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $26,404,250         $28,062,467
                                                                                          ===========         ===========

                                       See Notes to Consolidated Financial Statements.



                                                              1

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                       2002            2001
                                                       ----            ----

NET REVENUES                                       $40,237,043      $58,714,007
                                                   ------------     -----------

COSTS AND EXPENSES

Cost of sales                                        26,473,811      37,435,200

Selling and operating                                 8,331,359      11,613,456

General and administrative                            5,246,399       6,883,636
                                                   ------------     -----------

TOTAL COSTS AND EXPENSES                             40,051,569      55,932,292
                                                   ------------     -----------

OPERATING INCOME                                        185,474       2,781,715

Other income (expense), net                            (115,800)       (381,887)
                                                   ------------     -----------

INCOME BEFORE INCOME TAX EXPENSE                         69,674       2,399,828

Income tax expense                                       31,423       1,007,928
                                                   ------------     -----------

NET INCOME                                              $38,251     $ 1,391,900
                                                   ============     ===========

NET INCOME PER SHARE:

   BASIC

Weighted Average Shares Outstanding                  13,504,228      13,500,709
                                                     ==========     ===========

Income per share                                          $0.00           $0.10
                                                         ======           =====

   DILUTED

Weighted Average Shares Outstanding                  13,561,392      13,557,666
                                                     ==========     ===========

Income per share                                          $0.00           $0.10
                                                          =====           =====




                 See Notes to Consolidated Financial Statements.
                                        2

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                   2002              2001
                                                   ----              ----

NET REVENUES                                    $20,053,893       $28,325,666
                                                -----------       -----------

COSTS AND EXPENSES

Cost of sales                                    13,275,041        17,768,600

Selling and operating                             4,018,453         5,736,986

General and administrative                        2,554,910         3,505,464
                                                -----------       -----------

TOTAL COSTS AND EXPENSES                         19,848,404        27,011,050
                                                -----------       -----------

OPERATING INCOME                                    205,489         1,314,616

Other income (expense), net                         (62,765)         (180,178)
                                                -----------       -----------

INCOME BEFORE INCOME TAX EXPENSE                    142,724         1,134,438

Income tax expense                                   62,105           495,444
                                                -----------       -----------

NET INCOME                                          $80,619          $638,994
                                                ===========       ===========

NET INCOME PER SHARE:

   BASIC

Weighted Average Shares Outstanding              13,504,228        13,504,151
                                                ===========       ===========

Income per share                                      $0.01             $0.05
                                                      =====             =====

   DILUTED

Weighted Average Shares Outstanding              13,603,710        13,570,121
                                                ===========       ===========

Income per share                                      $0.01             $0.05
                                                      =====             =====



                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                         2002                       2001
                                                                                         ----                       ----
OPERATING ACTIVITIES
Net income  for the period                                                           $     38,251               $ 1,391,900
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                            621,659                   606,919
  Amortization                                                                                ---                   201,783
  Stock warrants issued for services                                                          ---                    85,406
  Deferred rent                                                                          (106,513)                   45,111
  Provision for losses on accounts receivable                                             245,952                    88,206
  Loss on disposal of equipment                                                             2,977                    22,686
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                     786,291                 1,367,204
  Prepaid income taxes and deferred taxes                                                 109,589                   785,861
  Prepaid expenses and other current assets                                                 9,518                  (356,286)
  Deposits and other                                                                      (21,718)                 (101,858)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                   737,824                (1,014,895)
  Payroll and sales taxes                                                                 (23,366)                  (86,121)
  Deferred revenue                                                                          1,814                  (336,221)
                                                                                     ------------               -----------
    Net cash provided by operating activities                                           2,402,278                 2,699,695
                                                                                     ------------               -----------

INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property
      and equipment                                                                       (72,315)                 (791,216)
                                                                                     ------------               -----------

FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                                 (1,820,778)               (1,612,096)
Principal payments on long-term debt                                                     (509,185)                 (305,133)
Exercise of stock options                                                                     ---                     8,750
                                                                                     ------------               -----------
    Net cash used in financing activities                                              (2,329,963)               (1,908,479)
                                                                                     ------------               -----------

INCREASE (DECREASE) IN CASH                                                                   ---                       ---
CASH, BEGINNING                                                                               ---                       ---
                                                                                     ------------               -----------
CASH, ENDING                                                                                $ ---                     $ ---
                                                                                     ============               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                             $    149,000               $   485,000
                                                                                     ============               ===========
Cash paid during the period for Income taxes                                         $      3,000               $   370,000
                                                                                     ============               ===========




                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company"), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At June 30, 2002, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in eleven states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Diluted earnings per share amounts for the three months and six months ended June 30, 2002 and 2001 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options and warrants to purchase 2,330,801 and 2,505,070 common shares in 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their per share exercise price was greater than the average per share market price of the Company's common shares.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 142, Goodwill and Other Intangible Assets. The Company adopted Statement 142 effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company tested goodwill for impairment using the two-step process prescribed in Statement 142 in the quarter ended June 30, 2002. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Results of the first step, performed by an independent business valuation company, reflected no potential impairment in the Company's goodwill. There was no impairment charge resulting from these transitional impairment tests in the second quarter of 2002. In the six months and the three months ended June 30, 2001, the Company amortized approximately $133,000 and $67,000, respectively, of goodwill, net of tax effect. Had Statement 142 been in effect in those periods, net income would have increased to approximately $1,525,000, with an increase to reported net income per share, both basic and diluted, of $0.01 per share for the six months ended June 30, 2001 and approximately $705,000, with no increase to reported net income per share, either basic or diluted, for the three months ended June 30, 2001.

In January 2002, the Company adopted Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Adoption of Statement 144 did not have a material effect on the Company's results of operations or its financial condition.

Other Receivables, Officers and Employees

During the six months ended June 30, 2002 a portion of the Other Receivables, Officers and Employees was converted to a note receivable from one of the Company's officers. The note bears interest at 4.9%, is secured by a pledge of Company stock, and is payable April 2012.

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

NOTE 4. SHAREHOLDERS' EQUITY

Tender Offer

In February 2002, the Company commenced a voluntary stock option exchange program for its employees. Under the program, employees holding options to purchase the Company's Common Stock were given an opportunity to exchange certain of their existing options, with exercise prices equal to or greater than $2.10 per share, for new options. Employees will receive one new option for every three eligible options surrendered. The Company expects the new options to be granted on or about September 20, 2002. The new options will vest over four years. The per share exercise price of the new options will be the last reported per share trading price of the Company's Common Stock on the date on which they are granted.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 5. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the six month period ended June 30, 2002, the Company entered into certain lease agreements for the purchase of equipment in an aggregate amount of approximately $23,700.

During the six month period ended June 30, 2001, the Company entered into the following non-cash transactions:

   Entered into certain lease agreements for the purchase of equipment in an aggregate amount of approximately $223,000.

   Issued warrants to purchase 100,000 shares of Common Stock at a value of approximately $114,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

The following discussion should be read in conjunction with the consolidated financial statements of The Judge Group, Inc. and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

Our operations experienced a decrease in net revenue of approximately $18.5 million, or 31.5%, for the six months ended June 30, 2002 compared to the prior year period. This revenue decrease was primarily attributable to a decrease in revenue in all areas of our business caused by a continuing general downturn in the United States economy, which negatively affected our clients' use of IT and engineering staffing and training services. Our operating income decreased approximately $2.6 million, or 93.3%, for the six months ended June 30, 2002 compared to the prior year period due primarily to our lower revenues. Our net income decreased approximately $1.4 million, or 97.3%, for the six months ended June 30, 2002 compared to the prior year period. This decrease was due to the revenue decrease noted above.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                      THREE MONTHS                         SIX MONTHS
                                                                      ENDED JUNE 30,                      ENDED JUNE 30,

                                                                  2002             2001              2002             2001
                                                                 ------           ------            ------           ------
Net revenues                                                     100.0%           100.0%            100.0%           100.0%
                                                                 ------           ------            ------           ------

Cost of sales                                                     66.2             62.7              65.8              63.8

Selling and operating expenses                                    20.0             20.3              20.7              19.8

General and administrative expenses                               12.8             12.4              13.0              11.7
                                                                 -----            -----             -----            ------

Total costs and expenses                                          99.0             95.4              99.5              95.3
                                                                 -----            -----             -----            ------

Operating income                                                   1.0              4.6               0.5               4.7

Interest expense and other, net                                   (0.3)            (0.6)             (0.3)             (0.6)
                                                                 -----            -----             -----            ------

Income before income taxes                                         0.7%             4.0%              0.2%             4.1%
                                                                 ======           ======            ======           ======




THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Revenues. Consolidated net revenues decreased by 29.2%, or approximately $8.3 million, to approximately $20.1 million for the three months ended June 30, 2002 compared to the prior year period. This decrease was due to a decrease in revenues in all areas of our business, primarily attributable to a continuing general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of IT and engineering staffing and training services. In our contract placement business, revenues decreased approximately $6.2 million, or 27.2%, for the three months ended June 30, 2002 compared to the prior year period. For the three months ended June 30, 2002 we billed approximately 274,000 IT consultant hours compared to approximately 369,000 IT consultant hours in the comparable period of 2001. Our permanent placement revenues decreased approximately $2.0 million, or 45.0%, to approximately $2.4 million for the three months ended June 30, 2002 compared to the prior year period. This decrease in permanent placement revenues was primarily attributable to a decrease in the number of candidates placed in the three months ended June 30, 2002 to 181 from 302 in the prior year period. Our IT training revenues also decreased approximately $0.1 million, or 8.3%, to approximately $l.0 million for the three months ended June 30, 2002 compared to the prior year period, which was primarily attributable to a decrease in client companies' IT training needs in view of the continuing downturn in the United States economy.

Cost of Sales. Consolidated cost of sales decreased by 25.3%, or approximately $4.5 million, to approximately $13.3 million for the three months ended June 30, 2002 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 66.2% from 62.7% in the respective comparable periods. Cost of sales related to contract placements increased to 75.4% of contract placement revenues for the three months ended June 30, 2002 compared to 74.6% in the prior year period. This increase was attributable to a marked decrease in the number of IT consultants working on higher billable rate services, such as client server and web development services. Contributing to the increase in cost of sales as a percentage of consolidated net revenues was the decrease in permanent placement revenues, which have no corresponding cost of sales associated with them. Cost of sales related to IT training revenues increased less than $0.1 million, or 7.2%, to 69.6% of IT training revenues for the three months ended June 30, 2002 compared to 59.6% in the prior year period.

Selling and Operating. Consolidated selling and operating expenses decreased by 30.0%, or approximately $1.7 million, to approximately $4.0 million for the three months ended June 30, 2002 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 20.0% from 20.3% for the three months ended June 30, 2002 compared to the prior year period. This decrease was due primarily to lower commissions paid on the reduced level of revenues, lower salaries following staff reductions, and management's attempts to control costs in such areas as advertising, office supplies, telephone, and travel and entertainment expense.

General and Administrative. Consolidated general and administrative expenses decreased 27.1%, or approximately $1.0 million, to approximately $2.6 million for the three months ended June 30, 2002 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 12.8% from 12.4% for the three months ended June 30, 2002 compared to the prior year period. The decrease in general and administrative expenses was due primarily to lower salaries and related expenses following staff reductions to reflect our lower volume of business, and to discontinuing amortization of goodwill in accordance with Statement of Financial Accounting Standards 142. In the comparable three months of 2001, goodwill amortization was approximately $0.1 million.

Other. Other expense primarily represents interest expense net of other income. Interest expense was approximately $77,000 and $192,000 for the three months ended June 30, 2002 and 2001, respectively. Other income was approximately $15,000 and $12,000 for the three months ended June 30, 2002 and 2001, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the three months ended June 30, 2002, as well as a reduced interest rate on such borrowings from a prime rate of 7.0% at June 30, 2001 to 4.75% at June 30, 2002.

Income Taxes. The effective tax rate of approximately 43.5% for the three months ended June 30, 2002 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2001, the effective tax rate of approximately 43.7% is higher than the applicable federal statutory tax rate primarily for the same reasons.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Revenues. Consolidated net revenues decreased by 31.5%, or approximately $18.5 million, to approximately $40.2 million for the six months ended June 30, 2002 compared to the prior year period. This decrease was due to a decrease in revenues in all areas of our business, primarily attributable to a continued general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of IT and engineering staffing and training services. Contract placement revenues decreased approximately $15.0 million, or 31.1%, for the six months ended June 30, 2002 compared to the prior year period. In the six months ended June 30, 2002 we billed approximately 549,000 IT consultant hours compared to approximately 779,000 IT consultant hours in the comparable period of 2001. Our permanent placement revenues decreased 35.8%, or approximately $2.9 million, in the six months ended June 30, 2002 compared to the prior year period. This decrease in permanent placement revenues was primarily attributable to a decrease in the number of placements in the six months ended June 30, 2002 compared to the prior year period. We placed 386 candidates in the six months ended June 30, 2002 compared to 558 candidates in the prior year period. Revenues in our IT training operations decreased 21.7%, or approximately $0.5 million, to approximately $1.9 million in the six months ended June 30, 2002 compared to the prior year period. This decrease in IT training revenues was primarily attributable to a decrease in client companies' IT training needs in view of the continuing downturn in the general economy.

Cost of Sales. Consolidated cost of sales decreased by 29.3%, or approximately $11.0 million, to approximately $26.5 million for the six months ended June 30, 2002 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 65.8% from 63.8% in the respective comparable periods. Cost of sales related to contract placements increased to 75.9% of contract placement revenues for the six months ended June 30, 2002 compared to 74.7% in the prior year period. This increase was attributable to a marked decrease in the number of IT consultants working on higher billable rate services. Contributing to the increase in cost of sales as a percentage of consolidated net revenues was the decrease in permanent placement revenues, which have no corresponding cost of sales associated with them. Cost of sales related to IT training revenues decreased approximately $0.1 million, or 9.6%, to 67.4% of IT training revenues in the six months ended June 30, 2002 compared to the prior year period, primarily due to fewer trainers required for the reduced number of classes held.

Selling and Operating. Consolidated selling and operating expenses decreased by 28.3%, or approximately $3.3 million, to approximately $8.3 million for the six months ended June 30, 2002 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues increased to 20.7% from 19.8% for the six months ended June 30, 2002 compared to the prior year period. The decrease in selling and operating expenses was due primarily to lower commissions paid on the lower revenues, lower salaries following staff reductions, and management's attempts to control costs in such areas as advertising, office supplies, telephone and travel and entertainment expense.

General and Administrative. Consolidated general and administrative expenses decreased 23.8%, or approximately $1.6 million, to approximately $5.2 million for the six months ended June 30, 2002 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues increased to 13.0% from 11.7% for the six months ended June 30, 2002 compared to the prior year period. This decrease in general and administrative expenses was due primarily to lower salaries and related expenses following staff reductions to reflect our lower volume of business, and to discontinuing amortization of goodwill in accordance with Statement of Financial Accounting Standards 142. In the comparable six months of 2001, goodwill amortization was approximately $0.2 million.

Other. Other expense primarily represents interest expense net of other income. Interest expense was approximately $163,000 and $415,000 for the six months ended June 30, 2002 and 2001, respectively. Other income was approximately $47,000 and $33,000 for the six months ended June 30, 2002 and 2001, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the six months ended June 30, 2002, as well as a reduced interest rate on such borrowings from a prime rate of 7.0% at June 30, 2001 to 4.75% at June 30, 2002.

Income Taxes. The effective tax rate of approximately 45.1% for the six months ended June 30, 2002 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2001 the effective tax rate of approximately 42.0% was higher than the applicable federal statutory tax rate due primarily to the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs as our business has expanded. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash balance of $0 as of June 30, 2002.

We provided cash from operations of approximately $2.4 million in the six months ended June 30, 2002 compared to approximately $2.7 million for the comparable period of 2001. This result is primarily attributable to decreases in accounts receivable and prepaid income taxes and deferred taxes coupled with an increase in accounts payable which provided cash totaling $1.6 million in the six months ended June 30, 2002, compared to a total of $1.1 million provided by those same categories in the comparable prior year period.

Cash purchases of fixed assets for the six months ended June 30, 2002 were approximately $0.1 million compared to purchases of approximately $0.8 million in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories and software to upgrade our technology infrastructure.

We repaid approximately $1.8 million of our line of credit in the six months ended June 30, 2002, compared to repayment of approximately $1.6 million in the six months ended June 30, 2001. We also repaid approximately $0.5 million of our long-term obligations in the six months ended June 30, 2002 compared to approximately $0.3 million in the comparable period of 2001.

We have availability under a $15.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $15.0 million. As of June 30, 2002 we had approximately $2.6 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. The covenants include limitations on loans we may extend to officers and employees, the incurrence of additional debt and a prohibition of the payment of dividends on our common shares. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 4.75% at June 30, 2002, or 225 basis points over the London Inter-bank Offering Rate.

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

We anticipate that our primary uses of capital in future periods will be to fund increases in accounts receivable, to support internal growth by financing new offices, and to finance additional acquisitions. We believe that our Line of Credit, or other credit facilities that may be available to us in the future, will be sufficient to meet our capital needs for at least the next twelve months.

During the quarter ended June 30, 2002 there was no material change in our contractual cash obligations payable in future periods.

Information regarding our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

On or about July 23, 2002, we received notification from The Nasdaq Stock Market, Inc. that our Common Stock will be delisted from the Nasdaq National Market unless the bid price of the stock closes at or above one dollar per share for at least ten consecutive days by October 21, 2002. The per share price of our Common Stock does not currently satisfy requirements to remain listed on the Nasdaq National Market. In addition, in the future we may not satisfy other listing requirements, which might result in the delisting of our Common Stock. If we fail to regain compliance with the Nasdaq National Market maintenance rules by October 21, 2002, and if we fail to appeal any Nasdaq staff determination of non-compliance or if any such appeal is decided against us, then our Common Stock will be delisted from the Nasdaq National Market. However, we will also be eligible to apply to transfer the listing of our Common Stock to the Nasdaq SmallCap Market, which application will delay the delisting of our Common Stock pending the review of our transfer application. If our application is approved for a listing on the Nasdaq SmallCap Market we will be afforded an additional 180 calendar day grace period for the minimum bid price requirement, which would extend the delisting determination until January 21, 2003. We may also be eligible for an additional 180 calendar day grace period for the minimum bid price requirement provided we meet the initial listing criteria under the rules of the Nasdaq SmallCap Market. Delisting from the Nasdaq National Market could adversely affect the liquidity and the price of our Common Stock and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Stock. In addition, delisting could make it more difficult for investors to obtain quotations or trade our Common Stock.

On February 14, 2002, we had received notification from The Nasdaq Stock Market, Inc. that our Common Stock did not satisfy certain requirements necessary to remain listed on the Nasdaq National Market. On May 22, 2002, The Nasdaq Stock Market, Inc. informed us that our Common Stock satisfied the requirements set forth in the notification dated February 14, 2002 and that the matter was closed. There is no assurance that our Common Stock will satisfy the requirements set forth in the notification dated July 23, 2002.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2001, the Federal Reserve Bank caused such interest rates to decline, and those rates have remained at their lower levels during 2002. Assuming we are indebted on our Line of Credit approximately $2.6 million and continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate would increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate would decrease our annual earnings per share by less than 1 cent.

We have not entered into derivative financial or commodity instrument transactions. We do not believe that our exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is material.

                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our results of operations or on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 22, 2002, we held our Annual Meeting of Shareholders at our offices in Bala Cynwyd, Pennsylvania. The purpose of the meeting was to elect directors and to ratify the selection of our independent public accountants for the fiscal year ended December 31, 2002.

At the meeting, our shareholders voted as follows to elect directors to serve until our next Annual Meeting of Shareholders:

     NOMINEE                          IN FAVOR       AGAINST       ABSTAIN

     Randolph J. Angermann          10,656,399             0        10,062

     Michael A. Dunn                10,564,899             0       101,562

     William J. Gladstone           10,564,899             0       101,562

     James C. Hahn                  10,656,399             0        10,062

     Martin E. Judge, Jr.           10,558,899             0       107,562

     John E. Shields                10,564,899             0       101,562

     Robert H. Strouse              10,656,374             0        10,087

In the vote to ratify the appointment of McGladrey & Pullen, LLP as our independent public accountants for the fiscal year ended December 31, 2002, 10,643,733 shares were voted in favor of ratification, 7,234 shares were voted against ratification and 15,494 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) No exhibits are filed as a part of this Quarterly Report on Form 10-Q.

      (b) No reports were filed by the Registrant on Form 8-K during the quarter ended June 30, 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002



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