Form 10-Q
period 2002-09-30
JUDGE GROUP INC
filed 2002-11-13
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-21963

                              THE JUDGE GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                23-1726661
-------------------------------                     ------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


            TWO BALA PLAZA, SUITE 800
            BALA CYNWYD, PENNSYLVANIA                      19004
     ----------------------------------------            ---------
     (Address of principal executive offices)            (zip code)


                                 (610) 667-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 12, 2002, 14,097,652 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                                      INDEX

NUMBER                                                                                                     PAGE(S)
------                                                                                                     -------

                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001                                       1

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                     2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                     3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                      4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                    5- 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8 - 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                             12

ITEM 4.  CONTROLS AND PROCEDURES                                                                                13

                                       PART II - OTHER INFORMATION
                                       ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                                      13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                              13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                       13

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                                      September 30, 2002    December 31, 2001
                                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                                             $ ---                $ ---
Accounts receivable, net                                                                    11,649,807           12,663,173
Prepaid income taxes and deferred taxes                                                      1,952,654            2,161,847
Other                                                                                        1,069,783            1,171,422
                                                                                          ------------         ------------
TOTAL CURRENT ASSETS                                                                        14,672,244           15,996,442
                                                                                          ------------         ------------

PROPERTY AND EQUIPMENT, NET                                                                  2,309,230            3,161,441
                                                                                          ------------         ------------

OTHER ASSETS
Deposits and other                                                                             372,792              378,251
Deferred taxes                                                                               1,433,000            1,433,000
Other receivables, officers and employees                                                      695,461              669,552
Goodwill                                                                                     6,423,781            6,423,781
Identifiable intangible, client list, net of accumulated amortization of $7,351,2002           169,069                  ---
                                                                                          ------------         ------------
TOTAL OTHER ASSETS                                                                           9,094,103            8,904,584
                                                                                          ------------         ------------
TOTAL ASSETS                                                                              $ 26,075,577         $ 28,062,467
                                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                            $ 238,623            $ 569,117
Accounts payable and accrued expenses                                                        5,142,509            3,837,079
Payroll and sales taxes                                                                        207,135              285,329
Deferred revenue                                                                               138,553              132,016
                                                                                          ------------         ------------
TOTAL CURRENT LIABILITIES                                                                    5,726,820            4,823,541
                                                                                          ------------         ------------

LONG-TERM LIABILITIES
Note payable, Bank                                                                           1,713,667            4,436,541
Deferred rent obligation                                                                       396,099              541,267
Debt obligations, net of current portion                                                       226,713              397,748
                                                                                          ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                                  2,336,479            5,375,556
                                                                                          ------------         ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at September 30,
2002 and December 31, 2001, 14,141,373 shares issued and 13,504,228 shares
outstanding                                                                                    141,413              141,413
Preferred stock, $.01 par value, 10,000,000 shares authorized; at September 30,
2002 and December 31, 2001, no shares issued and outstanding                                       ---                  ---
Additional paid-in capital                                                                  24,193,815           24,176,111
Accumulated deficit                                                                        (4,955,297)          (5,086,501)
                                                                                          ------------         ------------
                                                                                            19,379,931           19,231,023
Less treasury stock, 637,145 shares; at cost                                                 1,367,653            1,367,653
                                                                                          ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                                  18,012,278           17,863,370
                                                                                          ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 26,075,577         $ 28,062,467
                                                                                          ============         ============

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                 2002             2001
                                                                                                 ----             ----

NET REVENUES                                                                                  $ 60,291,739     $ 81,962,405
                                                                                              ------------     ------------

COSTS AND EXPENSES

Cost of sales                                                                                   39,680,187       52,862,950

Selling and operating                                                                           12,168,109       17,017,190

General and administrative                                                                       8,034,700       10,744,527

Special charges (Note 3)                                                                               ---          990,418
                                                                                              ------------     ------------


TOTAL COSTS AND EXPENSES                                                                        59,882,996       81,615,085
                                                                                              ------------     ------------

OPERATING INCOME                                                                                   408,743          347,320

Other income (expense), net                                                                      (149,374)        (500,198)
                                                                                               -----------     ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                                  259,369        (152,878)

Income tax expense (benefit)                                                                       128,153          (1,200)
                                                                                               -----------      -----------

NET INCOME (LOSS)                                                                                $ 131,216      ($ 151,678)
                                                                                                 =========      ===========

NET INCOME (LOSS) PER SHARE:

   BASIC

Weighted Average Shares Outstanding                                                             13,511,188       13,501,895
                                                                                                ==========       ==========

Income (loss) per share                                                                             $ 0.01         ($ 0.01)
                                                                                                    ======         ========

   DILUTED

Weighted Average Shares Outstanding                                                             13,563,993       13,501,895
                                                                                                ==========       ==========

Income (loss) per share                                                                             $ 0.01         ($ 0.01)
                                                                                                    ======         ========

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                               2002              2001
                                                                                               ----              ----

NET REVENUES                                                                                 $ 20,054,696      $ 23,248,398
                                                                                             ------------      ------------

COSTS AND EXPENSES

Cost of sales                                                                                  13,206,376        15,427,750

Selling and operating                                                                           3,836,750         5,403,734

General and administrative                                                                      2,788,301         3,860,891

Special charges (Note 3)                                                                              ---           990,418
                                                                                             ------------       -----------


TOTAL COSTS AND EXPENSES                                                                       19,831,427        25,682,793
                                                                                             ------------       -----------

OPERATING INCOME (LOSS)                                                                           223,269       (2,434,395)

Other income (expense), net                                                                      (33,574)         (118,311)
                                                                                             ------------       -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                                 189,695       (2,552,706)

Income tax expense (benefit)                                                                       96,731       (1,009,127)
                                                                                             ------------     -------------

NET INCOME (LOSS)                                                                                $ 92,964     ($ 1,543,579)
                                                                                                 ========     =============

NET INCOME (LOSS) PER SHARE:

   BASIC

Weighted Average Shares Outstanding                                                            13,524,880        13,504,228
                                                                                               ==========        ==========

Income (loss) per share                                                                            $ 0.01          ($ 0.11)
                                                                                                   ======          ========

   DILUTED

Weighted Average Shares Outstanding                                                            13,568,968        13,504,228
                                                                                               ==========        ==========

Income (loss) per share                                                                            $ 0.01          ($ 0.11)
                                                                                                   ======          ========

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                          2002                      2001
                                                                                          ----                      ----
OPERATING ACTIVITIES
Net income (loss) for the period                                                        $ 131,216               ($ 151,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation                                                                            925,717                   935,914
  Amortization                                                                              7,351                 1,293,094
  Stock or warrants issued for services                                                    17,704                   113,874
  Deferred rent                                                                         (145,168)                   212,170
  Provision for losses on accounts receivable                                             329,852                   369,578
  Loss on disposal of equipment                                                            54,956                    40,015
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                     683,514                 4,877,760
  Prepaid income taxes and deferred taxes                                                 209,193                 (137,927)
  Prepaid expenses and other current assets                                               101,639                 (334,136)
  Deposits and other                                                                     (20,450)                 (134,771)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                 1,129,010               (1,408,205)
  Payroll and sales taxes                                                                (78,194)                 (235,367)
  Deferred revenue                                                                          6,537                 (367,405)
                                                                                       ----------               -----------
    Net cash provided by operating activities                                           3,352,877                 5,072,916
                                                                                       ----------               -----------

INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property and
    equipment                                                                           (104,725)                 (906,011)
                                                                                       ----------               -----------

FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                                (2,722,874)               (3,712,442)
Principal payments on long-term debt                                                    (525,278)                 (463,213)
Exercise of stock options                                                                     ---                     8,750
                                                                                       ----------               -----------
    Net cash used in financing activities                                             (3,248,152)               (4,166,905)
                                                                                       ----------               -----------

INCREASE (DECREASE) IN CASH                                                                   ---                       ---
CASH, BEGINNING                                                                               ---                       ---
                                                                                       ----------               -----------
CASH, ENDING                                                                                $ ---                     $ ---
                                                                                       ==========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                                $ 187,000                 $ 648,000
                                                                                       ==========               ===========
Cash paid during the period for Income taxes                                              $ 3,000                 $ 381,000
                                                                                       ==========               ===========

                 See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company"), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At September 30, 2002, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in eleven states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

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

Earnings Per Share

Basic earnings per share amounts are computed based on net income (loss) divided by the weighted average number of shares actually issued, reduced by treasury shares.

Diluted earnings per share amounts for the three months and nine months ended September 30, 2002 and 2001 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options and warrants to purchase 2,333,331 and 2,622,820 common shares in 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their per share exercise price was greater than the average per share market price of the Company's common shares.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 142, "Goodwill and Other Intangible Assets". The Company adopted Statement 142 effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. The Company tested goodwill for impairment using the two-step process prescribed in Statement 142 as of January 1, 2002. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Results of the first step, performed by an independent business valuation company, reflected no potential impairment in the Company's goodwill. There was no impairment charge resulting from these transitional impairment tests in 2002. In the nine months and the three months ended September 30, 2001, the Company amortized approximately $182,000 and $61,000, respectively, of goodwill, net of tax effect. In the three months ended September 30, 2001, the Company also wrote off an additional $594,000 of goodwill, net of tax effect, that had been impaired (Note 3). Had Statement 142 been in effect in those periods the impairment charge would have remained the same. However, without the amortization charge the reported net loss would have been net income of approximately $30,000, with a change to reported net income per share, both basic and diluted, to $0.00 per share for the nine months ended September 30, 2001. Similarly, the net loss would have been reduced to approximately $1,483,000, with no decrease to reported net loss per share, either basic or diluted, for the three months ended September 30, 2001.

In January 2002, the Company adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of Statement 144 did not have a material effect on the Company's results of operations or its financial condition.

Other Receivables, Officers and Employees

In April 2002, a portion of the Other Receivables, Officers and Employees was converted to a note receivable from one of the Company's officers. The note bears interest at 4.9% annually, is secured by a pledge of Company stock, and is payable in April 2012.

NOTE 3. SPECIAL CHARGES

In the three months ended September 30, 2001, the Company recorded pretax special charges of $990,418 related to the impairment of purchased goodwill. The impairment of goodwill was a non-cash charge determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", due to continuing losses in the Nashville, Tennessee market. The goodwill was originally acquired in 1998 when the Company purchased all of the assets of an IT placement firm with offices in Nashville, Tennessee. The Company closed the Nashville, Tennessee office in December 2001.

The effect of these special charges, net of tax effect, was ($0.04) per common share in 2001.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 5. SHAREHOLDERS' EQUITY

Tender Offer

In February 2002, the Company commenced a voluntary stock option exchange program for its employees. Under the program, employees holding options to purchase the Company's Common Stock were given an opportunity to exchange certain of their existing options, with exercise prices equal to or greater than $2.10 per share, for new options. The period during which employees could tender their options expired on March 14, 2002. Employees received one new option for every three eligible options surrendered. An aggregate 528,750 eligible options were surrendered. The Company granted 166,242 new options on September 17, 2002. The new options vest in equal increments annually over four years. The per share exercise price of certain of the new options was $0.80, the last reported per share trading price of the Company's Common Stock on the date on which they were granted, and of the remaining new options was $0.88, which was 10% higher than the last reported per share trading price.

Warrants

On September 1, 2002, the Company re-priced outstanding warrants to purchase 100,000 shares of Common Stock to reflect an exercise price of $0.80 per share. The warrants were originally issued in February 2001 at an exercise price of $2.25 per share and are exercisable any time prior to February 2006. As a result of the re-pricing an additional consulting expense of approximately $17,700 was recognized, based upon the difference in the fair value of the original warrants and the re-priced warrants as determined by the Black-Scholes option pricing model.

NOTE 6. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

During the nine month period ended September 30, 2002, the Company entered into the following non-cash transactions:

   Entered into certain lease agreements for the purchase of equipment in an aggregate amount of approximately $23,700.

   Re-priced warrants to purchase 100,000 shares of Common Stock at an additional cost of approximately $17,700.

   Entered into an asset purchase agreement for the purchase of a client list in an aggregate amount of approximately $176,400.

During the nine month period ended September 30, 2001, the Company entered into the following non-cash transactions:

   Entered into certain lease agreements for the purchase of equipment in an aggregate amount of approximately $403,000.

   Issued warrants to purchase 100,000 shares of Common Stock at a value of approximately $114,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The following discussion should be read in conjunction with the consolidated financial statements of The Judge Group, Inc. and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

Our operations experienced a decrease in net revenue of approximately $21.7 million, or 26.4%, for the nine months ended September 30, 2002 compared to the prior year period. This revenue decrease was primarily attributable to a decrease in revenue in all areas of our business caused by a continuing general downturn in the United States economy, which negatively affected our clients' use of IT and engineering staffing and training services. Despite the decrease in revenues noted above, our operating income increased by approximately $0.1 million for the nine months ended September 30, 2002 compared to the prior year period due primarily to special charges of approximately $1.0 million in 2001 not repeated in the comparable period of 2002. Our net income was $0.1 million for the nine months ended September 30, 2002 compared to a loss of approximately $0.2 million in the prior year period. This favorable result was primarily due to the special charges in 2001 not repeated in the comparable period of 2002 noted above and to reduced interest expense.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                                     THREE MONTHS                        NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                 ----------------------             ----------------------
                                                                  2002             2001              2002             2001
                                                                  ----             ----              ----             ----
Net revenues                                                     100.0%           100.0%            100.0%           100.0%
                                                                 ------           ------            ------           ------
Cost of sales                                                     65.9             66.4              65.8             64.5
Selling and operating expenses                                    19.1             23.2              20.2             20.8
General and administrative expenses, including
Special charges                                                   13.9             20.9              13.3             14.3
                                                                  ----             ----              ----             ----
Total costs and expenses                                          98.9            110.5              99.3             99.6
                                                                  ----            -----              ----             ----
Operating income (loss)                                            1.1           (10.5)               0.7              0.4
Interest expense and other, net                                  (0.2)            (0.5)             (0.3)            (0.6)
                                                                 -----            -----             -----            -----
Income (loss) before income taxes                                 0.9%           (11.0%)              0.4%           (0.2%)
                                                                  ====           =======             ====           ======


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Revenues. Consolidated net revenues decreased by 13.7%, or approximately $3.2 million, to approximately $20.1 million for the three months ended September 30, 2002 compared to the prior year period. This decrease was due to a decrease in revenues in all areas of our business, primarily attributable to a continuing general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of IT and engineering staffing and training services. In our contract placement business, revenues decreased approximately $3.1 million, or 16.1%, to approximately $16.4 million for the three months ended September 30, 2002 compared to the prior year period. For the three months ended September 30, 2002 we billed approximately 271,000 IT consultant hours compared to approximately 330,000 IT consultant hours in the comparable period of 2001. Our permanent placement revenues decreased approximately $0.2 million, or 7.1%, to approximately $2.8 million for the three months ended September 30, 2002 compared to the prior year period.

This decrease in permanent placement revenues was primarily attributable to a decrease in the number of candidates placed in the three months ended September 30, 2002 to 192 from 227 in the prior year period. Our IT training revenues increased approximately $0.1 million, or 14.6%, to approximately $0.9 million for the three months ended September 30, 2002 compared to the prior year period.

Cost of Sales. Consolidated cost of sales decreased by 14.4%, or approximately $2.2 million, to approximately $13.2 million for the three months ended September 30, 2002 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues decreased to 65.9% from 66.4% in the respective comparable periods. Cost of sales related to contract placements increased nominally to 76.7% of contract placement revenues for the three months ended September 30, 2002 compared to 76.5% in the prior year period. This increase was attributable to a decrease in the number of IT consultants working on higher billable rate services, such as client server and web development services. Contributing to the decrease in cost of sales as a percentage of consolidated net revenues was an increase in the relative percentage of permanent placement revenues, which have no corresponding cost of sales associated with them, to total consolidated revenues. In the three months ended September 30, 2002, revenue from permanent placements represented approximately 13.8% of consolidated revenues, while in the comparable period of 2001 it represented approximately 12.8% of consolidated revenues. Cost of sales related to IT training revenues increased approximately $0.2 million, or 32.5%, to 69.5% of IT training revenues for the three months ended September 30, 2002 compared to 60.1% in the prior year period.

Selling and Operating. Consolidated selling and operating expenses decreased by 29.0%, or approximately $1.6 million, to approximately $3.8 million for the three months ended September 30, 2002 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 19.1% from 23.2% for the three months ended September 30, 2002 compared to the prior year period. This decrease was due primarily to lower commissions paid on the reduced level of revenues, lower salaries following staff reductions, and management's attempts to control costs in such areas as advertising, office supplies, telephone, and travel and entertainment expense.

General and Administrative (including Special Charges). Consolidated general and administrative expenses decreased 42.5%, or approximately $2.1 million, to approximately $2.8 million for the three months ended September 30, 2002 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues decreased to 13.9% from 20.9% for the three months ended September 30, 2002 compared to the prior year period. The decrease in general and administrative expenses was due primarily to special charges of approximately $1.0 million incurred in 2001 and not repeated in the comparable quarter of 2002, as well as lower salaries and related expenses following staff reductions to reflect our lower volume of business. Also contributing to the decrease in general and administrative expenses was the discontinuation of amortization of goodwill in accordance with Statement of Financial Accounting Standards 142. In the comparable three months of 2001, goodwill amortization was approximately $0.1 million.

Other. Other expense primarily represents interest expense net of other income. Interest expense was approximately $39,000 and $150,000 for the three months ended September 30, 2002 and 2001, respectively. Other income was approximately $5,000 and $32,000 for the three months ended September 30, 2002 and 2001, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the three months ended September 30, 2002, as well as a reduced interest rate on such borrowings from a prime rate of 6.0% at September 30, 2001 to 4.75% at September 30, 2002.

Income Taxes. The effective tax rate of approximately 51.0% for the three months ended September 30, 2002 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2001, the effective tax rate benefit of approximately 39.5% was higher than the applicable federal statutory tax rate primarily for the same reasons.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Revenues. Consolidated net revenues decreased by 26.4%, or approximately $21.7 million, to approximately $60.3 million for the nine months ended September 30, 2002 compared to the prior year period. This decrease was due to a decrease in revenues in all areas of our business, primarily attributable to a continued general downturn in the United States economy, which negatively affected our clients and caused them to reduce their use of IT and engineering staffing and training services. Contract placement revenues decreased approximately $18.2 million, or 26.8%, to approximately $49.6 million for the nine months ended September 30, 2002 compared to the prior year period. In the nine months ended September 30, 2002 we billed approximately 820,000 IT consultant hours compared to approximately 1,109,000 IT consultant hours in the comparable period of 2001. Our permanent placement revenues decreased approximately $3.1 million, or 28.1%, to approximately $8.0 million in the nine months ended September 30, 2002 compared to the prior year period. This decrease in permanent placement revenues was primarily attributable to a decrease in the number of placements in the nine months ended September 30, 2002 compared to the prior year period. We placed 571 candidates in the nine months ended September 30, 2002 compared to 785 candidates in the prior year period. Revenues in our IT training operations decreased 12.9%, or approximately $0.4 million, to approximately $2.8 million in the nine months ended September 30, 2002 compared to the prior year period. This decrease in IT training revenues was primarily attributable to a decrease in client companies' IT training needs in view of the continuing downturn in the general economy.

Cost of Sales. Consolidated cost of sales decreased by 24.9%, or approximately $13.2 million, to approximately $39.7 million for the nine months ended September 30, 2002 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 65.8% from 64.5% in the respective comparable periods. Cost of sales related to contract placements increased to 76.2% of contract placement revenues for the nine months ended September 30, 2002 compared to 75.2% in the prior year period. This increase was attributable to a marked decrease in the number of IT consultants working on higher billable rate services. Contributing to the increase in cost of sales as a percentage of consolidated net revenues was the decrease in permanent placement revenues, which have no corresponding cost of sales associated with them. Cost of sales related to IT training revenues remained relatively unchanged at approximately $1.9 million, or 68.0% of IT training revenues in the nine months ended September 30, 2002 compared to the prior year period.

Selling and Operating. Consolidated selling and operating expenses decreased by 28.5%, or approximately $4.8 million, to approximately $12.2 million for the nine months ended September 30, 2002 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 20.2% from 20.8% for the nine months ended September 30, 2002 compared to the prior year period. The decrease in selling and operating expenses was due primarily to lower commissions paid on the lower revenues, lower salaries following staff reductions, and management's attempts to control costs in such areas as advertising, office supplies, telephone and travel and entertainment expense.

General and Administrative (including Special Charges). Consolidated general and administrative expenses decreased 31.5%, or approximately $3.7 million, to approximately $8.0 million for the nine months ended September 30, 2002 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues decreased to 13.3% from 14.3% for the nine months ended September 30, 2002 compared to the prior year period. This decrease in general and administrative expenses was due primarily to lower salaries and related expenses by approximately $2.3 million following staff reductions to reflect our lower volume of business as well as to special charges of approximately $1.0 million incurred in 2001 and not repeated in the comparable period of 2002. Also contributing to the decrease in general and administrative expenses was the discontinuation of amortization of goodwill in accordance with Statement of Financial Accounting Standards 142. In the comparable nine months of 2001, goodwill amortization was approximately $0.3 million.

Other. Other expense primarily represents interest expense net of other income. Interest expense was approximately $202,000 and $565,000 for the nine months ended September 30, 2002 and 2001, respectively. Other income was approximately $52,000 and $65,000 for the nine months ended September 30, 2002 and 2001, respectively. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the nine months ended September 30, 2002, as well as a reduced interest rate on such borrowings from a prime rate of 6.0% at September 30, 2001 to 4.75% at September 30, 2002.

Income Taxes. The effective tax rate of approximately 49.4% for the nine months ended September 30, 2002 is higher than the federal statutory tax rate of 34% due to state tax provisions and certain book expenses not deductible for tax purposes. In the comparable period of 2001 the effective tax benefit rate of approximately 0.8% was lower than the applicable federal statutory tax rate due primarily to the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash balance of $0 as of September 30, 2002.

We provided cash from operations of approximately $3.4 million in the nine months ended September 30, 2002 compared to approximately $5.1 million for the comparable period of 2001. This result is primarily attributable to a significantly smaller decrease in accounts receivable in the nine months ended September 30, 2002 than in the comparable period of the prior year, providing cash of $0.7 million in the 2002 period versus $4.9 million in the 2001 period. The change in accounts receivable was partially offset by an increase in accounts payable in the nine months ended September 30, 2002 which provided cash of $1.1 million compared to a decrease in accounts payable of $1.4 million in the comparable period of 2001.

Cash purchases of fixed assets for the nine months ended September 30, 2002 were approximately $0.1 million compared to purchases of approximately $0.9 million in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories and software to upgrade our technology infrastructure.

We repaid approximately $2.7 million of our line of credit in the nine months ended September 30, 2002, compared to repayment of approximately $3.7 million in the nine months ended September 30, 2001. We also repaid approximately $0.5 million of our long-term obligations in the nine months ended September 30, 2002 compared to approximately the same amount in the comparable period of 2001.

We have availability under a $15.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $15.0 million. As of September 30, 2002 we had approximately $1.7 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. The covenants include limitations on loans we may extend to officers and employees, the incurrence of additional debt and a prohibition of the payment of dividends on our common shares. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 4.75% at September 30, 2002, or 200 basis points over the London Inter-bank Offering Rate.

A continued lower level of business activity in the United States economy at large could potentially lead to further decreases in our revenue in future periods. While no one customer represents greater than 10% of our total revenue, a continuing lower level of general economic activity in the United States could adversely impact our clients and cause them to further curtail the use of staffing services. Our management continues to monitor general economic conditions and has made, and expects to continue to make, adjustments to our operations as needed.

We anticipate that our primary uses of capital in future periods will be to fund increases in accounts receivable, to support internal growth by financing new offices, and to finance additional acquisitions. We believe that our Line of Credit, or other credit facilities that may be available to us in the future, will be sufficient to meet our capital needs for at least the next twelve months.

During the quarter ended September 30, 2002 there was no material change in our contractual cash obligations payable in future periods.

Information regarding our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

LISTING OF COMMON STOCK

On or about July 23, 2002, we received notification from The Nasdaq Stock Market, Inc. that our Common Stock would be delisted from the Nasdaq National Market unless the bid price of the stock closed at or above one dollar per share for at least ten consecutive days by October 21, 2002. On October 22, 2002, we received notification from The Nasdaq Stock Market, Inc. that the bid price of our Common Stock failed to close at or above one dollar per share for at least ten consecutive days prior to October 21, 2002. On October 28, 2002, we applied to transfer the listing of our Common Stock to the Nasdaq SmallCap Market. There can be no assurance that our listing on the Nasdaq SmallCap Market will be accepted. If our application for listing on the Nasdaq SmallCap Market is not accepted, the price and liquidity of our Common Stock may be adversely affected. If we are accepted for listing on the Nasdaq SmallCap Market, the move to the Nasdaq SmallCap Market could be perceived negatively and the trading market for our Common Stock could be affected, which could depress our stock price and adversely affect the liquidity of our Common Stock. Companies listed on the Nasdaq SmallCap Market are required to maintain a minimum bid price of $1.00 per share. While we are not currently in compliance with this requirement, moving to the Nasdaq SmallCap Market will provide an immediate grace period of 180 days during which we can come back into compliance. An additional 180-day grace period may be granted if we remain in compliance with all the other listing criteria of the Nasdaq SmallCap Market. However, there can be no assurance that we will achieve compliance with the $1.00 per share minimum bid price or that we will continue to satisfy all of the listing requirements of the Nasdaq SmallCap Market or the Nasdaq National Market. In the event that we do not qualify for listing on either the Nasdaq National Market or the Nasdaq SmallCap Market, sales of our Common Stock would likely be conducted only in the over-the-counter market. This may have a negative impact on the price and liquidity of our Common Stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our Common Stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2001, the Federal Reserve Bank caused such interest rates to decline, and those rates have remained at their reduced levels during 2002. Assuming we are indebted on our Line of Credit approximately $1.7 million and continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate would increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate would decrease our annual earnings per share by less than 1 cent.

We have not entered into derivative financial or commodity instrument transactions. We do not believe that our exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is material.

ITEM 4. CONTROLS AND PROCEDURES.

For the period ending September 30, 2002 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2002, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Additionally, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer determined, as of September 30, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.


                                     PART II
                                     -------

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our results of operations or on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of September 1, 2002, we re-priced outstanding warrants to purchase 100,000 shares of our Common Stock to reflect an exercise price of $0.80 per share. The warrants were originally issued in February 2001 at an exercise price of $2.25 per share. The warrants are exercisable at any time prior to February 2006.

In February 2002, we commenced a voluntary stock option exchange program for our employees. Under the program, employees holding options to purchase our Common Stock were given an opportunity to exchange certain of their existing options, with exercise prices equal to or greater than $2.10 per share, for new options. Employees received one new option for every three eligible options surrendered. An aggregate 528,750 eligible options were surrendered. We granted 166,242 new options on September 17, 2002. The new options vest in equal annual increments over four years. The per share exercise price of certain of the new options was $0.80, the last reported per share trading price of our Common Stock on the day on which they were granted, and of the remaining new options was $0.88, which was 10% greater than the last reported per share trading price.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are filed as a part of this Quarterly Report on Form 10-Q.

         (b) A report on Form 8-K was filed pursuant to Item 9 thereof by the Registrant during the quarter ended September 30, 2002, on August 13, 2002, related to the certifications of the Company's Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

         A report on Form 8-K was filed pursuant to Item 5 thereof by the Registrant during the quarter ended September 30, 2002, on September 11, 2002, related to the Registrant's purchase of the client list and hiring of the employees of Beacon Information Technologies, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 12, 2002


        THE JUDGE GROUP, INC.                      THE JUDGE GROUP, INC.


        /s/ Robert G. Alessandrini                 /s/ Martin E. Judge, Jr.
            ----------------------                     --------------------

        Robert G. Alessandrini                     Martin E. Judge, Jr.

        Chief Financial Officer                    Chairman of the Board and
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Martin E. Judge, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Judge Group, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

/s/ Martin E. Judge, Jr.
  ----------------------
Martin E. Judge, Jr.
Chairman of the Board and
Chief Executive Officer

                            CERTIFICATIONS (cont'd.)

I, Robert G. Alessandrini, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Judge Group, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

/s/ Robert G. Alessandrini
   -----------------------
Robert G. Alessandrini
Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Judge Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin E. Judge, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial position and results of operations of the Company.

/s/ Martin E. Judge, Jr.
  ---------------------
Martin E. Judge, Jr.
Chief Executive Officer
November 12, 2002



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Judge Group, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert G. Alessandrini, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial position and results of operations of the Company.

/s/ Robert G. Alessandrini
   -----------------------
Robert G. Alessandrini
Chief Financial Officer
November 12, 2002