Form 10-K
period 2002-12-31
JUDGE GROUP INC
filed 2003-03-10
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2002
              OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to _________

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

                                 (610) 667-7700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of each exchange on which registered
        -------------------            -----------------------------------------
               None

Securities registered pursuant to Section 12(g) of the Act:

             Title of Each Class       Name of each exchange on which registered
             -------------------       -----------------------------------------
        Common Stock, $0.01 Par Value           NASDAQ SmallCap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $5,126,000 as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

         The number of shares of the registrant's Common Stock outstanding as of March 4, 2003 was 14,097,652 shares.

DOCUMENTS INCORPORATED BY REFERENCE
         Certain portions, as expressly described in this Report, of the registrant's Proxy Statement for the 2003 Annual Meeting of its stockholders, to be filed within 120 days of December 31, 2002, are incorporated by reference into Part II, Item 5, and Part III, Items 10 - 13, of this Report.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD LOOKING INFORMATION." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN THIS AND OTHER DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by our directors and executive officers. However, this should not be deemed to constitute an admission that all of our directors and executive officers are, in fact, affiliates of ours, or that there are not other persons who may be deemed to be affiliates of ours. Further information concerning shareholdings of officers, directors and principal shareholders is included in our definitive proxy statement filed or to be filed with the SEC.

We urge you to carefully review and consider the disclosure found in our filings with the SEC, all of which are available in the SEC's EDGAR database at www.sec.gov and from us.

ITEM 1.  BUSINESS

GENERAL

      The Judge Group, Inc., incorporated in Pennsylvania in June 1970, services the information technology ("IT") and engineering needs of our clients by providing IT and engineering personnel on both a temporary contract basis ("technical consultants") and on a permanent basis, and by providing standard and customized IT training for established and emerging software applications. We maintain an integrated database containing over 500,000 candidates for either contract or permanent placements. Our recruiters utilize a flexible search program to pre-qualify candidates based on a clients' specific needs.

      We provide technical consultants skilled in a variety of fields, such as software applications programming and development, client/server technology, legacy systems conversion, software architecture and design, data communications, systems engineering, Internet design, project consulting, project management, Help Desk management, and clinical research analysis. Technical consultants are provided on a nationwide basis through our National Division, and on a regional and local level through a network of 7 offices in 7 states. In 2002, we provided approximately 1,500 technical consultants to approximately 490 clients.

      We provide IT, food processing, pharmaceutical, distribution, retail, and biotechnical professional and engineering personnel on a permanent basis to our clients nationwide through a network of 7 offices in 6 states. In 2002, we placed approximately 680 candidates with more than 390 clients.

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

OPERATIONS

      We have provided professional and engineering personnel on a permanent basis since we were founded in 1970. Permanent placements generated revenues of $14.4 million, $14.0 million, and $10.0 million in 2000, 2001 and 2002, respectively, representing 12.6%, 13.6%, and 12.5% of our total revenues for the respective periods. We provide IT, food processing, pharmaceutical, distribution, retail, and biotechnical professional and engineering personnel on a permanent basis nationwide through our regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Tampa and Jacksonville, Florida; Arlington, Texas; Alpharetta, Georgia; and Laguna Hills, California. Approximately 65% of permanent placement revenues are from the food processing, distribution, and retail industries, approximately 27% from the pharmaceutical industry, and approximately 8% from IT industries. In 2002, we placed approximately 680 professionals with more than 390 clients. As compensation for our services, we receive a fee based on a percentage of each placed professional's first year salary, subject to forfeitures if the placed professional leaves the position during a standard period (typically thirty to ninety days).

      In 1986, we began to provide technical consultants on a temporary contract basis, which generated revenue of $95.6 million, $85.1 million, and $66.8 million in fiscal 2000, 2001 and 2002, respectively, representing 83.7%, 82.5%, and 83.2% of our consolidated net revenues in those periods. We provide IT, engineering, pharmaceutical, scientific, biotechnical and other professional consultants on a contract basis to organizations with complex technology and staffing needs through our regional offices in Bala Cynwyd, Pennsylvania; Edison, New Jersey; Alexandria, Virginia; Providence, Rhode Island; Bloomfield Hills, Michigan; Raleigh, North Carolina; Oak Brook, Illinois; and nationally through our National Division based in Providence. In 2002, we placed approximately 1,500 consultants with approximately 490 clients. Typical engagements range in duration from three to nine months, though some of our technical consultants have been performing services for our clients for a period of several years. Our technical consultants and independent contractors often work jointly with clients' in-house IT personnel. This portion of our operations periodically experiences diminished revenue growth in the fourth quarter due to the effect of several holidays. Further, revenues can be depressed in the first quarter due to the effect of winter weather which can prevent contractors from performing billable services.

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

      We have expanded the type of skilled personnel our contract placement business is capable of providing to such diverse areas as finance, life sciences, desktop publishing, PC support and help desk, and human resources. We retain certain technical consultants as "bench employees", who are our full time employees that receive lower hourly rates than technical consultants who are retained on a per job basis. Bench employees are paid their hourly rate even if they are not billed to a client. The use of bench employees increases our profit margin due to the lower hourly rate paid the employee. However, there would be an adverse effect on our net income if bench employees were not fully occupied for clients.

      Originally established in 1991, our National Division provides IT, scientific, and engineering personnel on a contract basis nationwide, primarily to larger national corporations. Revenue attributable to the National Division was $12.3 million, $10.5 million, and $8.3 million in 2000, 2001, and 2002, respectively, representing 10.8%, 10.2% and 10.3% of our total consolidated revenues for the respective periods.

      We have provided IT training since September 1996, when we acquired an IT training business. We provide training in a variety of software and network applications and generated revenue of $4.3 million, $4.0 million, and $3.6 million in 2000, 2001, and 2002, respectively, which represented 3.8%, 3.8%, and 4.5% of our consolidated net revenues during such periods. We provide IT training services at various off-site locations nationwide. We deliver certified training for all Microsoft products. We provide custom IT training for clients across all hardware and software platforms, dependent on the needs and requirements of the client. The IT training business is an authorized training center for many major software manufacturers, including Microsoft Corporation, Adobe Systems Incorporated and Quark, Inc. We are a Microsoft Solutions Provider and Certified Technical Education Center. We frequently conduct our courses at the in-house facilities of our corporate clients and have the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by our clients.

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

CUSTOMERS

      The primary industries we serve include financial services, manufacturing, defense, software/computers, government, food, biotechnical, and pharmaceutical. In 2002, 2001, or 2000, no customer accounted for more than 10% of our consolidated revenues.

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

AVAILABLE INFORMATION

      We will make available free of charge on or through our internet website at www.judge.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

EMPLOYEES

      As of December 31, 2002, we had 192 full-time, non-consultant employees. On that date, there were also approximately 485 IT consultants working on full-time assignments for our clients, of which approximately 78% were treated as employees of ours and 22% were treated as independent contractors for federal and state tax purposes. We are not a party to any collective bargaining agreements and consider our relationships with our employees to be good.

ITEM 2.  PROPERTIES

      We do not own any real property. As of December 31, 2002 we leased offices in the following locations:

                                     SQUARE             LEASE                     SERVICES OFFERED AS OF
        OFFICE                        FEET            EXPIRATION                      DECEMBER 31, 2002
        ------                        ----            ----------                      -----------------
Bala Cynwyd, Pennsylvania            34,700        October 31, 2004              Contract Placement; Permanent
                                                                                   Placement; IT Training
Providence, Rhode Island             7,100          March 30, 2004                   Contract Placement
Edison, New Jersey                   4,300         February 28, 2006              Contract Placement; Permanent
                                                                                         Placement
Alexandria, Virginia                 3,900         December 31, 2005                 Contract Placement
Tampa, Florida                       4,800          April 30, 2007                   Permanent Placement
Bloomfield Hills, Michigan           4,300         February 28, 2006                 Contract Placement
Alpharetta, Georgia                  4,800        September 30, 2003                 Permanent Placement
Arlington, Texas                     2,800           June 30, 2005                   Permanent Placement
Oak Brook, Illinois                  3,200         October 31, 2004                  Contract Placement
Jacksonville, Florida                2,900         November 30, 2003                 Permanent Placement
Raleigh, North Carolina              3,900         January 31, 2005                  Contract Placement
Laguna Hills, California             3,300          August 30, 2004                  Permanent Placement

ITEM 3.  LEGAL PROCEEDINGS

      We are involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Report, there are no legal proceedings pending against us which we believe will have a material adverse effect on our financial position or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      Our Common Shares, $0.01 par value per share, are traded on the NASDAQ SmallCap Market under the symbol JUDG. During the two most recent fiscal years that our Common Shares have been publicly traded, they were traded on the NASDAQ National Market until November 21, 2002, when they began trading on the NASDAQ SmallCap Market. The per share closing quotation for our Common Shares on March 4, 2003 was $0.77. As of March 4, 2003, there were 216 shareholders of record of our Common Shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the high and low sales price per share of our Common Shares for the periods indicated:

                                                                           Price Range
                                                                           -----------
                                                                 High                       Low
                                                                 ----                       ---
           Fiscal 2001
              First Quarter                                     $ 1.50                     $ 1.00
              Second Quarter                                    $ 1.65                     $ 1.05
              Third Quarter                                     $ 1.75                     $ 0.64
              Fourth Quarter                                    $ 0.84                     $ 0.47
           Fiscal 2002
              First Quarter                                     $ 0.74                     $ 0.59
              Second Quarter                                    $ 1.15                     $ 0.54
              Third Quarter                                     $ 0.95                     $ 0.56
              Fourth Quarter                                    $ 0.99                     $ 0.58

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

      With respect to securities authorized for issuance under our equity compensation plans, we incorporate by reference the information contained under the caption "Other Forms of Compensation" in our Definitive Proxy Statement related to our 2003 Annual Meeting of our stockholders to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) of the Securities Exchange Act of 1934.

      There are several requirements that we must satisfy in order for our Common Shares to continue to be listed on the NASDAQ SmallCap Market. These requirements include, but are not limited to, maintaining a minimum per share price of our Common Shares of one dollar. The per share price of our Common Shares does not currently satisfy requirements to remain listed on the NASDAQ SmallCap Market. We have received notification from The Nasdaq Stock Market, Inc. that our Common Shares will be delisted from the NASDAQ SmallCap Market unless the stock closes at or above one dollar per share for at least ten consecutive days by July 18, 2003. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our Common Shares. If our Common Shares are delisted from the NASDAQ SmallCap Market, we may list the Common Shares for trading over-the-counter. Delisting from the NASDAQ SmallCap Market could adversely affect the liquidity and the price of our Common Shares and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Shares. In addition, delisting could make it more difficult for investors to obtain quotations as to the market value of or trade our Common Shares.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated operating statement and balance sheet data for the periods indicated. The selected consolidated operating statement and balance sheet data at and for each of the five fiscal years presented below are derived from our audited Consolidated Financial Statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes included herein.



                                                                 YEARS ENDED DECEMBER 31,
STATEMENTS OF                                     2002           2001           2000           1999           1998
                                                  ----           ----           ----           ----           ----
OPERATIONS DATA                                              (In thousands, except per share data)
Net revenues                                     $80,280      $ 103,067      $ 114,217      $ 113,705       $ 95,218
                                                 -------        -------        -------        -------         ------
Cost of sales                                     53,478         66,413         74,356         75,570         64,316
Selling and operating expenses                    15,499         21,633         20,400         20,563         18,874
General and administrative expenses               10,800         14,475         13,514         12,535         10,189
Other charges                                          0          1,531            917              0          1,019
                                                 -------        -------        -------        -------         ------
  Total costs and expenses                        79,777        104,052        109,187        108,668         94,398
                                                 -------        -------        -------        -------         ------
Operating Income (loss)                              503           (985)         5,030          5,037            820
Interest income (expense), net                      (248)          (673)          (995)          (829)          (154)
Other income                                          85             71             48             13             94
                                                 -------        -------        -------        -------         ------
Income (loss) before income taxes                    340         (1,587)         4,083          4,221            760
Income tax expense (benefit)                         186           (336)           100          1,877            752
                                                 -------        -------        -------        -------         ------
Income (loss) from continuing operations             154         (1,251)         3,983          2,344              8
Loss from discontinued operations                      0              0              0         (2,153)        (5,125)
Loss on disposal of discontinued operations            0              0              0         (6,275)             0
                                                 -------        -------        -------        -------         ------
Net income (loss)                                $   154        ($1,251)       $ 3,983       ($ 6,084)       ($5,117)
                                                 =======         ======         ======       ========         ======
Income (loss) from continuing operations
per Common Share:
                  Basic and Diluted              $  0.01        ($ 0.09)        $ 0.29         $ 0.17         $ 0.00
                                                 =======       ========         ======         ======         ======
Loss from discontinued operations
per Common Share:
                  Basic and Diluted              $  0.00         $ 0.00         $ 0.00        ($ 0.15)        ($0.38)
                                                 =======         ======         ======       ========         ======
Loss from disposal of discontinued
 operations per Common Share:
                  Basic and Diluted              $  0.00         $ 0.00         $ 0.00        ($ 0.46)        $ 0.00
                                                 =======         ======         ======       ========         ======
 Net income (loss) per Common Share:
                  Basic and Diluted              $  0.01         ($0.09)        $ 0.29        ($ 0.44)        ($0.38)
                                                 =======         ======         ======       ========         ======

Basic weighted average shares                     13,504         13,502         13,702         13,761         13,458
                                                 =======         ======         ======       ========         ======
Diluted weighted average shares                   13,561         13,502         13,924         13,797         13,458
                                                 =======         ======         ======       ========         ======





                                                                        AS OF DECEMBER 31,
CONSOLIDATED BALANCE SHEET DATA:
                                                    2002           2001          2000           1999           1998
                                                    ----           ----          ----           ----           ----
                                                                      (Dollars in thousands)
Working capital                                    $ 8,069       $11,172       $ 16,608       $ 14,181       $ 12,213
Total assets                                        24,880        28,062         37,341         35,086         47,885
Note payable, Bank                                   1,678         4,437          9,167          9,689          9,882
Other long-term obligations, including
current portion                                        696         1,508          1,457          2,135          1,996
Shareholders' equity                                18,036        17,863         18,992         16,006         23,081


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.

OVERVIEW

      Our operations experienced a decrease in revenue of approximately $22.8 million, or 22.1%, to approximately $80.3 million for the twelve months ended December 31, 2002 compared to the prior year period. This decrease in revenue was primarily attributable to a continuing downturn in the general economy that began in the second half of 2001, which lead to a reduced demand for our services. Our operating income increased approximately $1.5 million in the year ended December 31, 2002 over the prior year period, from a loss of approximately $1.0 million in fiscal 2001 to a profit of approximately $0.5 million in fiscal 2002. Such increase was primarily attributable to lower selling, general and administrative expenses in fiscal 2002. Included in fiscal 2001 costs and expenses was approximately $1.5 million of impaired goodwill charges, as more fully described below, which was not repeated in 2002.

REVENUES

      Our contract placement revenues are derived from professional service activities, primarily the placement of skilled IT, engineering, pharmaceutical, scientific, biotechnical and other professional personnel whose work is billed at an hourly rate. An engagement of our technical consultants typically lasts from three to nine months. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Hourly billing rates are established for each technical consultant based on the technical consultant's skills, experience and the type of work performed. For the year ended December 31, 2002, total hours billed were 1,102,315, with an average billing rate of $59.72, compared to total hours billed of 1,398,786 with an average billing rate of $59.87 for the prior year period. We believe that the decrease in the total hours billed for our technical consultants resulted from lower demand for our services due to the downturn in the general economy beginning in the second half of 2001 and continuing through 2002. Cost of sales in the contract placement business consists primarily of the compensation expenses related to the consultants, such as salaries, fringe benefits and payroll taxes. Selling and operating expenses consist primarily of salaries and fringe benefits for selling representatives, and also include marketing expenditures and bad debt charges. General and administrative expenses consist primarily of management and administrative salaries and related fringe benefits, as well as other overhead, such as rent and depreciation.

      Our permanent placement revenues are generated from one-time fees received upon successful placements of IT, food processing, pharmaceutical, distribution, retail, and biotechnical professional and engineering personnel with clients. The standard fee arrangement is 1% of each thousand dollars of salary, up to a maximum of 35% of the professional's first year salary. Revenue is recognized upon commencement of the employment, subject to reversal if employment terminates during a guarantee period (typically 30 - 90 days). The permanent placement business placed approximately 680 professionals with an average placement fee of $14,700 in 2002, compared to approximately 1,000 professionals placed with an average placement fee of $14,040 for the prior year period. The decrease in placements was primarily attributable to lower demand for professionals due to the downturn in the general economy beginning in the second half of 2001, which continued through 2002. The increase in average placement fee was primarily attributable to our emphasis on higher salary placements in the food processing, distribution and pharmaceutical industries. No cost of sales is recorded in the permanent placement business.

      Our IT training business provides training in a variety of software and network applications. Tuition and fee revenues are recognized when the classes are held. Payments received prior to the class commencing are recorded as deferred revenues. The IT training business provides its services at various off-site locations nationwide. We frequently conduct our courses at the in-house facilities of our corporate clients and have the ability to provide the necessary computer equipment at conference centers, hotels and other off-site locations as requested by our clients.

BUSINESS STRATEGY

      Our business objectives are to increase market share in existing markets by offering our services to additional industries, such as our expansion into the pharmaceutical and biotechnical industries; to increase cross-selling opportunities by offering all of our services in each location; and to continue to strengthen our market position, by expansion through internal growth. We continue to pursue cost controls by reevaluating our current operating practices to find ways to improve the productivity of our personnel. During 2002 we continued a focused strategic planning and budgeting process. In 2003, our internal operating plan reflects marginally higher revenues in view of the slow growth in the general economy, and continues to control costs accordingly. However, this plan is subject to many factors and contingencies, and we may not be able to realize our goals. If we are able to achieve our internal operating plan, which relies upon certain assumptions including, but not limited to, our ability to maintain strict cost controls in all of our operating units, we believe we can achieve earnings before interest, taxes, depreciation, and amortization of approximately 4.0% of our revenues. Failure to achieve the aforementioned assumptions as well as other factors could prevent us from achieving these goals, which are forward-looking statements. See "Forward-Looking Information" herein for additional factors that could materially alter our ability to meet these objectives and our other operational goals in 2003.

RESULTS OF OPERATIONS

      The following table sets forth certain statement of continuing operations data as a percentage of consolidated net revenues for each of the periods indicated:


                                                                        YEARS ENDED DECEMBER 31,
                                                            2002                2001               2000
                                                            ----                ----               ----
Net revenues                                               100.0%              100.0%             100.0%
                                                          ------              ------             ------
Cost of sales                                               66.6                64.4               65.1
Selling and operating expenses                              19.3                21.0               17.9
General and administrative expenses                         13.5                14.1               11.8
Other charges                                                  0                 1.5                0.8
                                                          ------              ------             ------
Total costs and expenses                                    99.4               101.0               95.6
                                                          ------              ------             ------
Operating income (loss)                                      0.6                (1.0)               4.4
Other income (expense), net                                 (0.2)               (0.6)              (0.8)
                                                          ------              ------             ------
Income (loss) before income taxes                           0.4%               (1.6%)               3.6%
                                                          ======              ======             ======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net Revenues. Consolidated net revenues from operations decreased by $22.8 million, or 22.1%, to approximately $80.3 million for the year ended December 31, 2002 compared to the prior year period. The contract placement business generated revenues of $66.8 million for the year ended December 31, 2002, a decrease of $18.3 million, or 21.5%, from revenues of $85.1 million in the prior year period. This decrease resulted primarily from lower demand for contract services due to the continuing downturn in the general economy in 2002. Our permanent placement business generated revenues of $10.0 million in 2002, a decrease of $4.1 million, or 28.9%, from 2001 revenues of $14.1 million. This decrease was primarily due to lower demand for professionals due to the continuing downturn in the general economy in 2002. The IT training business revenues decreased approximately $0.4 million, or 10.1%, from $4.0 million in 2001 to $3.6 million in 2002. The decrease in revenues in our IT training business was attributable to lower demand for IT training due to the continuing downturn in the general economy in 2002.

Cost of Sales. Consolidated cost of sales decreased by approximately $12.9 million, or 19.5%, for the year ended December 31, 2002 to $53.5 million from $66.4 million in the prior year period. The decrease in cost of sales was primarily due to lower cost of sales in the contract placement business related to lower revenues discussed above. Cost of sales as a percentage of consolidated net revenues increased to 66.6% from 64.4% in the respective periods. In our contract placement business, cost of sales as a percentage of its net revenues increased to 76.5% for the year ended December 31, 2002 compared to 75.3% for the year ended December 31, 2001. This increase was attributable to a marked decrease in the number of IT consultants working on higher billable rate services. Contributing to the increase in cost of sales as a percentage of consolidated net revenues was the decrease in net revenue from the permanent placement business, for which there is no cost of sales, relative to consolidated net revenues. Our IT training business contributed approximately $2.4 million in expenses included in cost of sales, approximately the same amount as the prior year period.

Selling and Operating. Consolidated selling and operating expenses decreased by approximately $6.1 million, or 28.4%, for the year ended December 31, 2002 to $15.5 million from $21.6 million in the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 2002 decreased to 19.3% from 21.0% in the prior year period. The decrease in selling and operating expenses was due primarily to lower commissions paid on the lower revenues, lower salaries following staff reductions, and management's attempts to control costs in such areas as advertising, office supplies, telephone and travel and entertainment expense. In our contract placement business, selling and operating expenses decreased approximately $2.2 million, or 22.7%, from the prior year period partially due to lower commissions paid on the lower revenues in 2002 discussed earlier, and partially due to lower bad debt expense. In our permanent placement business, selling and operating expenses decreased approximately $2.1 million, or 24.5%, from the prior year period partially due to decreased commissions paid on the lower revenues in 2002, and partially due to management's attempts to control costs in the areas noted above. In our IT training business, selling and operating expenses decreased approximately $0.3 million, or 27.2%, from the prior year period due to lower commissions paid on the lower revenues, lower salaries following staff reductions, and management's attempts to control costs in the areas noted above.

General and Administrative. Consolidated general and administrative expenses decreased by approximately $3.7 million, or 25.4%, for the year ended December 31, 2002 to $10.8 million from $14.5 million in the prior year period. General and administrative expenses as a percentage of consolidated net revenues for the year ended December 31, 2002 decreased to 13.5% from 14.1% in the prior year period. This decrease in general and administrative expenses was due primarily to salaries and related expenses that decreased by approximately $3.2 million following staff reductions to reflect our lower volume of revenue. Also contributing to the decrease in general and administrative expenses was the discontinuation of amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142. In the comparable period of 2001, goodwill amortization was approximately $0.4 million.

Other charges. During 2001, we incurred non-cash other charges of $1.5 million compared to no such charges in 2002. In 2001, the non-cash charges related to the impairment of purchased goodwill in the IT training business and the contract placement business.

Interest. Interest expense was approximately $248,000 for the year ended December 31, 2002 compared to approximately $673,000 in the prior year period. The decrease in interest expense reflects our decreased usage of our line of credit, as well as a decrease in the interest rate on the line of credit to 4.25% at December 31, 2002 from 4.75% at December 31, 2001. Interest and other income increased to approximately $85,000 for the year ended December 31, 2002 from $71,000 in the prior year period.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Revenues. Consolidated net revenues from operations decreased by approximately $11.2 million, or 9.8%, to approximately $103.1 million for the year ended December 31, 2001 compared to the prior year period. The contract placement business generated revenues of $85.1 million for the year ended December 31, 2001, a decrease of $10.5 million, or 11%, from revenues of $95.6 million in the prior year period. This decrease resulted primarily from lower demand for contract services due to the recession in the general economy in the second half of 2001. Our permanent placement business generated revenues of $14.0 million in 2001, a decrease of $0.4 million, or 2.3%, from 2000 revenues of $14.4 million. This decrease was primarily due to lower demand for professionals due to the recession in the general economy in the second half of 2001. The IT training business revenues decreased approximately $0.3 million, or 7.9%, from $4.3 million in 2000 to $4.0 million in 2001. The decrease in revenues in our IT training business was attributable to lower demand for IT training due to the recession in the general economy in the second half of 2001.

Cost of Sales. Consolidated cost of sales decreased by approximately $7.9 million, or 10.7%, for the year ended December 31, 2001 to $66.4 million from $74.4 million in the prior year period. The decrease in cost of sales was primarily due to lower cost of sales in the contract placement business related to lower revenues discussed above. Cost of sales as a percentage of consolidated net revenues decreased to 64.4% from 65.1% in the respective periods. In our contract placement business, cost of sales as a percentage of its net revenues decreased to 75.3% for the year ended December 31, 2001 compared to 75.5% for the year ended December 31, 2000. Contributing to the decrease in cost of sales as a percentage of consolidated net revenues was the increase in net revenue from the permanent placement business, for which there is no cost of sales, relative to consolidated net revenues. Our IT training business contributed approximately $2.4 million in expenses included in cost of sales, an increase of approximately $0.1 million from the prior year period, primarily due to higher trainer salaries.

Selling and Operating. Consolidated selling and operating expenses increased by approximately $1.2 million, or 6.0%, for the year ended December 31, 2001 to $21.6 million from $20.4 million in the prior year period. Selling and operating expenses as a percentage of consolidated net revenues for the year ended December 31, 2001 increased to 21.0% from 17.9% in the prior year period. This increase was due partially to increased marketing efforts to generate additional revenues, and partially to marketing costs associated with our discontinued web-based job board. In our contract placement business, selling and operating expenses decreased approximately $0.4 million, or 4.3%, over the prior year period partially due to lower commissions paid on the lower revenues in 2001 discussed earlier, and partially due to lower bad debt expense. In our permanent placement business, selling and operating expenses increased approximately $0.7 million, or 9.2%, over the prior year period partially due to increased commission rates paid on revenues in 2001 and partially due to marketing costs in an attempt to increase revenues. In our IT training business, selling and operating expenses increased approximately $0.2 million, or 19.7%, over the prior year period primarily due to higher bad debt expense.

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

INCOME TAXES

      We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In 2002, our income tax expense was approximately $0.2 million, or 54.6% of pre-tax income. This effective tax rate is higher than the applicable federal statutory rate of 34% primarily due to certain expenses that are not deductible for tax purposes, as well as the effects of various state income taxes. In 2001, our income tax benefit was approximately $0.3 million, or 21.2% of pre-tax income. This effective tax benefit rate is lower than the applicable federal statutory rate of 34% primarily due to certain expenses, including the write-off of certain goodwill as a non-cash charge, that are not deductible for tax purposes. In 2000 our income tax expense was approximately $0.1 million, or 2.4% of pre-tax income. This effective tax rate is lower than the applicable federal statutory rate of 34% primarily due to our use of certain net operating loss carryforwards, for which we previously provided a valuation allowance. In addition, in 2000 we reduced our valuation allowance relating to the net operating loss portion of a deferred tax asset.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

      The following table presents certain unaudited quarterly statements of data from operations for each of our last eight fiscal quarters. In our opinion, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. Our quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.


                              Mar. 31,    Jun. 30,   Sept. 30,  Dec. 31,     Mar. 31,   Jun.30,    Sept. 30,  Dec. 31,
  (Dollars in thousands)        2001        2001       2001       2001        2002       2002        2002       2002
                                ----        ----       ----       ----        ----       ----        ----       ----

Net Revenues                  $ 30,388    $ 28,326   $ 23,248   $ 21,105    $ 20,221   $ 20,054    $ 20,055    $19,950
                              --------    --------   --------   --------    --------   --------    --------    -------

Gross Profit                    10,721      10,557      7,820      7,554       7,022      6,779       6,849      6,190
                              --------    --------   --------   --------    --------   --------    --------    -------

Operating Income (Loss)          1,467       1,315     (2,434)    (1,332)        (20)       205         223         95
                              --------    --------   --------   --------    --------   --------    --------    -------

Net Income (Loss)                $ 753       $ 639    ($1,544)   ($1,099)       ($42)      $ 81        $ 93        $23
                              ========    ========   ========   ========    ========   ========    ========    =======

Basic and Diluted Net
Income (Loss) per share         $ 0.05      $ 0.05    ($ 0.11)   ($ 0.08)     $ 0.00     $ 0.00      $ 0.01     $ 0.00
                              ========    ========   ========   ========    ========   ========    ========    =======

      Because we derive revenue in our contract placement business only when our consultants are actually working, our revenues and operating results are adversely affected when our clients' facilities close due to holidays or inclement weather. During the quarters ended December 31, 2002 and 2001, the increased number of holidays and vacation days slightly affected revenues in the contract placement business. During the third and fourth quarters of 2001, we recorded non-cash charges to write off impaired goodwill.

LIQUIDITY AND CAPITAL RESOURCES

      We have used borrowings under our credit facility to fund our working capital needs. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account as reflected in the balance of $0 in cash and cash equivalents as of December 31, 2002 and 2001.

      We provided cash from operating activities in 2002 of approximately $3.5 million compared to approximately $6.5 million provided in 2001, and approximately $3.6 million in 2000. The primary source of cash from operating activities in 2002, after adding back approximately $1.2 million in non-cash depreciation and amortization, was collection of approximately $1.1 million in accounts receivable and a reduction in prepaid income taxes of approximately $0.6 million. In 2001 a large portion of our net loss was caused by non-cash charges, which helped to offset a decrease in accounts payable of $2.9 million, a use of funds. The primary source of cash from operating activities in 2001 was the collection of $7.5 million of accounts receivable. In 2000 the cash provided from operating activities primarily reflects our net income of approximately $4.0 million.

      Cash purchases of fixed assets for the fiscal years ended December 31, 2002, 2001, and 2000 were $0.1 million, $1.2 million, and $0.7 million, respectively. These purchases were related primarily to the purchases of computers, software, and imaging equipment to upgrade our technology infrastructure. In 2001 we financed the purchase of $0.4 million of equipment by entering into capital lease obligations. We plan to spend approximately $0.5 million for capital expenditures in 2003.

      We repaid, net of borrowings, approximately $2.8 million of our line of credit at December 31, 2002, compared to net repayments of approximately $4.7 million in 2001 and approximately $0.5 million in 2000. We repaid approximately $0.6 million of our long-term debt in each of the years ended December 31, 2002 and 2001 compared to approximately $1.0 million in the period ended December 31, 2000. In the year ended December 31, 2000 we paid approximately $0.3 million related to our guarantee that common shares issued in connection with two of our 1998 acquisitions would equal or exceed a specified price at the anniversary date of the issuance. We repurchased 597,145 shares of our common stock, for approximately $1.1 million, in the year ended December 31, 2000, in market transactions at prices ranging from $1.50 to $1.97 per share, which stock is considered treasury stock.

      Since April 1998, we have had available a revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit expires on April 30, 2003. We are negotiating with the Bank to amend the existing Line of Credit to extend the facility on similar terms for an additional three-year period, however, no assurances can be given that such an extension will be consummated. Failure to extend or replace the existing Line of Credit would have a material adverse effect on our business. This facility allows us to borrow the lesser of 85% of eligible accounts receivable, or $15.0 million. As of December 31, 2002, we had approximately $1.7 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants which from time to time have been reset by the Bank, including limitations on loans we may extend to officers and employees, the incurrence of additional debt and the payment of dividends on our common shares. The Line of Credit bears interest, at the Company's option, at either the Bank's prime rate, which was 4.25% at December 31, 2002, or 200 basis points over the London Inter-Bank Offering Rate.

      A continued downturn in the United States economy at large could potentially lead to further decreases in our revenue in future periods. While no one customer represents greater than 10% of our total revenue, a continuing general economic period of little or no growth in the United States could adversely impact our clients and cause them to further curtail the use of staffing services. Our management continues to monitor general economic conditions and expects to make adjustments to our operations as needed.

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

      The following table reflects our contractual cash obligations payable in the future, in the respective periods in which they are due:


                                                        Payments Due By Period
                                                        ----------------------
Contractual Cash                                       Less Than
Obligations                            Total           One Year       1 -3 Years        4 - 5 Years      After 5 Years
----------------                    -----------      -----------      ----------        -----------      -------------
Long-term debt including
 capital lease obligations         $   355,000       $   197,000      $   158,000          $     --           $   --
Note payable, bank                   1,678,000         1,678,000               --                --               --
Operating leases                     4,041,000         1,903,000        2,102,000            36,000               --
                                   -----------       -----------      -----------          --------           ------

Total                              $ 6,074,000       $ 3,778,000      $ 2,260,000          $ 36,000           $   --
                                   ===========       ===========      ===========          ========           ======

      Note payable, bank consists of advances under our Line of Credit, which expires on April 30, 2003. We are negotiating with the Bank to amend the existing Line of Credit to extend the facility on similar terms for an additional three-year period, however, no assurances can be given that such an extension will be consummated. Failure to extend or replace the existing Line of Credit would have a material adverse effect on our business.

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

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.


Goodwill

      We have recorded goodwill related to various acquisitions we made in 1998. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we are required to perform goodwill impairment reviews using a fair-value-based approach. (See Note 2 to the Consolidated Financial Statements contained in this Report for further information.) For initial application of SFAS No. 142, an independent appraisal firm was engaged to value our reporting units. Their evaluation reflected that the fair value of the reporting units exceeded their carrying value; accordingly, no goodwill impairment was noted.

      After initial application of SFAS No. 142, we are required to test for impairment at least annually. We primarily use a discounted cash flow analysis in our impairment reviews to estimate fair value. Significant assumptions used in this analysis include: expected future revenue growth rates, and profit margins; and a discount rate. The revenue growth rates and profit margins are based on our expectation of future results. As we discussed previously, our operating results have been negatively impacted by the recent economic conditions in the United States. Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly. Such a change could result in a goodwill impairment charge, which could have a significant impact on our results of operations or our financial position.

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

FORWARD LOOKING INFORMATION

      This report and other reports and statements filed by us from time to time with the SEC (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in SEC Filings, and in oral statements by us the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by us, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

      Economic Conditions in the United States. Our ability to sustain and grow our business may be adversely affected if economic conditions in the United States are not favorable. The United States economy has been weakened by, among other things, a recession, the terrorist attacks of September 11, 2001 and the response of the United States to such attacks, and the threat of increased hostilities in the Middle East that may involve the United States armed forces. These matters, and potential future terrorist attacks or hostilities or economic deterioration could continue to result in further weakness in the United States economy, which could negatively affect our business.

      Ability to Manage Growth. Although our 2003 internal operating plan forecasts that we will have marginally higher revenues in 2003, if we achieve sustained or significant growth, we will subject ourselves to risks by placing a substantial strain on our available managerial, sales, recruiting, financial and other resources. Specifically, such growth may require us to take some or all of the following actions: (i) hire, integrate and retain qualified managers, recruiters and sales personnel in existing markets as well as markets in which we have no prior operating experience; (ii) develop and maintain relationships with an increasingly large number of highly qualified technical consultants;
(iii) maintain cost controls in all of our businesses; and (iv) apply our management practices to a significantly larger organization. Expansion beyond the geographic areas where our offices are presently located will further increase demands on our management. Our ability to manage our staff and facilities growth effectively will require us to continue to expand our operational, financial and other internal systems. There can be no assurance that our systems, procedures and controls will be successfully implemented or adequate to support our expanded operations. Furthermore, an element of our business strategy is to cross-sell the existing services of our businesses to new and existing clients. Historically, these businesses have operated independently, producing only occasional referrals, and there can be no assurance that we will successfully market such services on an integrated basis. In addition, if the technology sector of the economy continues a downturn, we could be affected more so than other businesses.

      Dependence on Contract Placement Business. Our contract placement business was responsible for 83.7%, 82.5% and 83.2% of our total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. In addition, for the year ended 2002, one customer of the contract placement business, Merck & Company, Inc., accounted for approximately 6.5% of total contract placement revenues, and 5.4% of our total revenues. There can be no assurance that we will be able to retain this level of revenue from this client. In addition, revenues in our contract placement business decreased from approximately $95.6 million in 2000 to $85.1 million in 2001 to $66.8 million in 2002. Our ability to sustain or increase revenues in the contract placement business is subject to various factors, including the status of the United States economy and our ability to attract and retain qualified technical consultants, to hire, integrate and retain qualified managers, recruiters and sales personnel in existing and new markets, to apply our management practices to a significantly larger organization and to consummate acquisitions of and to successfully integrate profitable staffing companies. A continuing downturn in the general United States economy or our inability to successfully manage other factors discussed above would have a material adverse effect on the revenues of the contract placement business. There can be no assurance that we will be able to sustain or increase our contract placement revenues. Furthermore, a decline in the level of contract placement revenues would have a material adverse effect on us.

      Risk of NASDAQ Delisting. There are several requirements that we must satisfy in order for our Common Shares to continue to be listed on the NASDAQ SmallCap Market. These requirements include, but are not limited to, maintaining a minimum per share price of our Common Shares of one dollar. The per share price of our Common Shares does not currently satisfy requirements to remain listed on the NASDAQ SmallCap Market. We have received notification from The Nasdaq Stock Market, Inc. that our Common Shares will be delisted from the NASDAQ SmallCap Market unless the stock closes at or above one dollar per share for at least ten consecutive days by July 18, 2003. In addition, in the future we may not comply with other listing requirements, which might result in the delisting of our Common Shares. If our Common Shares are delisted from the NASDAQ SmallCap Market, we may list the Common Shares for trading over-the-counter. Delisting from the NASDAQ SmallCap Market could adversely affect the liquidity and the price of our Common Shares and could have a long-term adverse impact on our ability to raise future capital through a sale of our Common Shares. In addition, delisting could make it more difficult for investors to obtain quotations as to the market value of or trade our Common Shares.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2002, the Federal Reserve Bank caused such interest rates to decline, and further rate decreases would likely decrease our interest cost. Assuming our indebtedness under our Line of Credit is approximately $1.7 million, and we continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate will increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate will decrease our annual earnings per share by less than 1 cent.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                                                               PAGE(S)
                                                                                                              --------
INDEPENDENT AUDITOR'S REPORT                                                                                        18

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001                                                        19

CONSOLIDATED STATEMENTS OF OPERATIONS FOR YEARS ENDED  DECEMBER 31, 2002, 2001 AND 2000                             20

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000                    21

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000                              22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000                    23 - 32


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania



We have audited the accompanying consolidated balance sheets of The Judge Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Judge Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                         MCGLADREY & PULLEN, LLP

February 19, 2003
Blue Bell, Pennsylvania

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                        2002              2001
                                                                                        ----              ----
                                     ASSETS
CURRENT ASSETS
Cash                                                                                  $         --      $         --
Accounts receivable, net                                                                11,309,575        12,663,173
Prepaid income taxes and deferred taxes                                                  2,076,768         2,161,847
Prepaid expenses and other                                                               1,028,096         1,171,422
                                                                                      ------------      ------------
TOTAL CURRENT ASSETS                                                                    14,414,439        15,996,442
                                                                                      ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                              2,063,544         3,161,441
                                                                                      ------------      ------------

OTHER ASSETS
Deposits and other assets                                                                  372,792           378,251
Deferred taxes                                                                             762,000         1,433,000
Other receivables, officers and employees                                                  696,429           669,552
Goodwill                                                                                 6,423,781         6,423,781
Intangible asset, net                                                                      147,017                --
                                                                                      ------------      ------------
                                                                                                                  --
TOTAL OTHER ASSETS                                                                       8,402,019         8,904,584
                                                                                      ------------      ------------
TOTAL ASSETS                                                                          $ 24,880,002      $ 28,062,467
                                                                                      ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                     $    197,321      $    569,117
Note payable, bank                                                                       1,678,108                --
Accounts payable and accrued expenses                                                    4,074,687         3,837,079
Payroll and sales taxes                                                                    235,067           285,329
Deferred revenue                                                                           160,287           132,016
                                                                                      ------------      ------------
TOTAL CURRENT LIABILITIES                                                                6,345,470         4,823,541
                                                                                      ------------      ------------

LONG-TERM LIABILITIES
Note payable, bank                                                                              --         4,436,541
Deferred rent obligation                                                                   341,183           541,267
Debt obligations, net of current portion                                                   157,633           397,748
                                                                                      ------------      ------------
TOTAL LONG-TERM LIABILITIES                                                                498,816         5,375,556
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; 14,141,373 shares
    issued and 13,504,228 shares outstanding                                               141,413           141,413
Preferred stock, at December 31, 2002 and 2001, $.01 par value, 10,000,000
    shares authorized, and no shares outstanding                                                --                --
Additional paid-in capital                                                              24,193,815        24,176,111
Accumulated deficit                                                                     (4,931,859)       (5,086,501)
                                                                                      ------------      ------------
                                                                                        19,403,369        19,231,023
Less:  Treasury Stock, 637,145 shares; at cost                                           1,367,653         1,367,653
                                                                                      ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                              18,035,716        17,863,370
                                                                                      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 24,880,002      $ 28,062,467
                                                                                      ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                         2002              2001             2000
                                                                         ----              ----             ----
NET REVENUES                                                         $ 80,279,653     $ 103,066,972    $ 114,217,453
                                                                     ------------     -------------    -------------
COSTS AND EXPENSES
Cost of sales                                                          53,478,166        66,412,910       74,356,097
Selling and operating                                                  15,498,539        21,632,634       20,400,612
General and administrative                                             10,799,504        14,474,927       13,513,519
Other charges (Note 2)                                                        ---         1,531,249          916,719
                                                                     ------------     -------------    -------------
Total costs and expenses                                               79,776,209       104,051,720      109,186,947
                                                                     ------------     -------------    -------------
OPERATING INCOME (LOSS)                                                   503,444          (984,748)       5,030,506
OTHER INCOME (EXPENSE), NET, PRINCIPALLY INTEREST EXPENSE
                                                                         (162,976)         (602,182)        (947,594)
                                                                     ------------     -------------    -------------
INCOME  (LOSS) BEFORE INCOME TAX EXPENSE                                  340,468        (1,586,930)       4,082,912
INCOME TAX EXPENSE (BENEFIT)                                              185,826          (336,078)          99,990
                                                                     ------------     -------------    -------------
NET INCOME (LOSS)                                                    $    154,642     ($  1,250,852)   $   3,982,922
                                                                     ============     =============    =============

NET INCOME (LOSS) PER SHARE:
   BASIC                                                                   $ 0.01           ($ 0.09)          $ 0.29
                                                                     ============     =============    =============
   DILUTED                                                                 $ 0.01           ($ 0.09)          $ 0.29
                                                                     ============     =============    =============

WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE
    CALCULATIONS:
   BASIC                                                               13,504,000        13,502,000       13,702,000
                                                                     ============     =============    =============
   DILUTED                                                             13,561,000        13,502,000       13,924,000
                                                                     ============     =============    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                         Common Stock         Additional
                                    -------------------        Paid In      Accumulated       Treasury
                                    Shares       Amount        Capital        Deficit          Stock           Total
                                    ------       ------        -------        -------          -----           -----

Balance, December 31, 1999         13,984,373     $ 139,843   $23,905,057      ($7,818,571)    ($ 220,000)    $16,006,329

Purchase of Treasury Stock                ---           ---           ---              ---     (1,147,653)     (1,147,653)

Issuance of common stock in
 connection with severance
 agreement                            150,000         1,500       148,500              ---            ---         150,000

Net Income                                ---           ---           ---        3,982,922            ---       3,982,922
                                  -----------      --------    ----------      -----------    -----------      ----------

Balance, December 31, 2000         14,134,373       141,343    24,053,557       (3,835,649)    (1,367,653)     18,991,598

Issuance of shares for exercise
 of stock options                       7,000            70         8,680              ---            ---           8,750

Issuance of Stock Warrants                ---           ---       113,874              ---            ---         113,874

Net Loss                                  ---           ---           ---       (1,250,852)           ---      (1,250,852)
                                  -----------      --------    ----------      -----------    -----------      ----------

Balance, December 31, 2001         14,141,373       141,413    24,176,111       (5,086,501)    (1,367,653)     17,863,370

Repricing of Stock Warrants               ---           ---        17,704              ---            ---          17,704

Net Income                                ---           ---           ---          154,642            ---         154,642
                                  -----------      --------   -----------      -----------    -----------     -----------

Balance, December 31, 2002         14,141,373      $141,413   $24,193,815      ($4,931,859)   ($1,367,653)    $18,035,716
                                  ===========      ========   ===========      ===========   ============     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                         2002             2001              2000
                                                                         ----             ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                      $ 154,642      ($1,250,852)       $3,982,922
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                        1,213,272        1,676,278         1,529,162
  Impairment of goodwill                                                     ---        1,531,249               ---
  Provision for losses on lease                                              ---          258,395               ---
  Deferred taxes                                                         152,000         (311,000)         (137,000)
  Deferred rent                                                         (200,084)         (35,544)          (81,121)
  Provision for losses on accounts receivable                            282,682          624,467           957,771
  Stock compensation and warrants                                         17,704          113,874           150,000
  Loss on disposal of equipment                                           54,968          366,635            20,830
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                  1,070,916        7,489,840        (3,150,543)
  Prepaid income taxes                                                   604,079         (120,864)         (224,738)
  Prepaid expenses and other current assets                              143,326         (195,361)         (308,430)
  Deposits and other                                                     (21,418)        (153,452)           94,630
Increase (decrease) in:
  Accounts payable and accrued expenses                                   61,188       (2,900,640)          714,535
  Payroll and sales taxes                                                (50,262)        (210,480)           73,792
  Deferred revenue                                                        28,271         (359,867)           17,816
                                                                     -----------     ------------       -----------
    Net cash provided by operating activities                          3,511,284        6,522,678         3,639,626
                                                                     -----------     ------------       -----------
INVESTING ACTIVITIES
Net cash provided by (used in) investing activities,
    Purchases of property and equipment                                 (117,191)      (1,179,680)         (682,727)
                                                                     -----------     ------------       -----------
FINANCING ACTIVITIES
Repayments of notes payable, bank, net                                (2,758,433)      (4,730,361)         (522,023)
Principal payments on long-term debt                                    (635,660)        (621,387)         (956,008)
Exercise of Stock options                                                    ---            8,750               ---
Contingent amounts paid - acquisitions                                       ---              ---          (335,786)
Purchase of treasury stock                                                   ---              ---        (1,147,653)
                                                                     -----------     ------------       -----------
    Net cash used in financing activities                             (3,394,093)      (5,342,998)       (2,961,470)
                                                                     -----------     ------------       -----------
DECREASE IN CASH                                                             ---              ---            (4,571)

CASH, BEGINNING                                                              ---              ---             4,571
                                                                     -----------     ------------       -----------

CASH, ENDING                                                               $ ---            $ ---             $ ---
                                                                     ===========     ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                               $ 227,000        $ 760,000         $ 921,000
                                                                     ===========     ============       ===========
Income taxes                                                            $ 36,000        $ 381,000         $ 568,000
                                                                     ===========     ============       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


NOTE 1. DESCRIPTION OF BUSINESS

      The Judge Group, Inc (the "Company"), a Pennsylvania corporation founded in 1970, provides (i) information technology ("IT") and engineering professionals to its clients on both a temporary basis (through its "Contract Placement" business) and a permanent basis (through its "Permanent Placement" business), and (ii) information technology training (through its "IT Training" business) on a range of software and network applications to corporate, governmental and individual clients. At December 31, 2002, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in eleven states throughout the United States. A substantial portion of the Company's revenues are derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, and the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

      Accounts Receivable. Accounts receivable are carried at original invoice amount and at December 31, 2002 and 2001 were net of allowances for doubtful accounts of $675,000 and $776,000, respectively, and allowances for placement fee returns of $187,000 and $186,000, respectively.

      Included in accounts receivable was unbilled work-in-process of approximately $2,425,000 and $1,488,000 at December 31, 2002 and 2001,
respectively.

      The allowance for doubtful accounts is established through charges to earnings in the form of a charge to bad debt expense. Accounts that are determined to be uncollectible are charged against the allowance account. Management makes periodic assessments of the adequacy of the allowance that requires the Company to recognize additions or reductions to the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. It is reasonably possible that factors may change significantly and, therefore, affect management's determination of the allowance for doubtful accounts in the near term.

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

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

      At December 31, 2002 and 2001, property and equipment consisted of:


                                                                 Depreciable Lives            2002               2001
                                                                 -----------------            ----               ----

Office furniture and equipment                                      5 - 10 years           $ 2,097,347       $ 2,110,154

Computer equipment                                                  3 - 5 years              1,005,894         1,103,854

Leasehold improvements                                              3 - 10 years               280,904           286,900

Equipment under capital lease, principally computer
equipment                                                           3 - 5 years              2,269,149         2,245,400
                                                                                           -----------       -----------

                                                                                             5,653,294         5,746,308

Less: accumulated depreciation and amortization                                             (3,589,750)       (2,584,867)
                                                                                           -----------       -----------

                                                                                           $ 2,063,544       $ 3,161,441
                                                                                           ===========       ===========

      Depreciation and amortization expense charged to continuing operations related to property and equipment, including property under capital leases, amounted to $1,184,000 in 2002, $1,284,000 in 2001, and $1,118,000 in 2000.

      The carrying value of assets under capital leases amounted to approximately $397,000 and $842,000 at December 31, 2002 and 2001, respectively.

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

      Goodwill and Other Intangible Assets. The Company adopted Financial Accounting Standards Board ("FASB") Statement 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested at least annually for impairment. Intangible assets with finite, measurable lives continue to be amortized over their useful lives until they reach their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result, the Company did not incur any expense for the amortization of goodwill in fiscal year 2002. The Company tested goodwill for impairment using the two-step process prescribed in Statement 142 as of January 1, 2002. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. Results of the first step, performed by an independent business valuation company, reflected no potential impairment in the Company's goodwill. There was no impairment charge resulting from these transitional impairment tests in 2002. As of October 1, 2002, the Company performed the required annual impairment test of goodwill and has determined that there was no impairment of recorded goodwill. During 2001 and 2000, the Company amortized approximately $256,000 and $263,000, respectively, of goodwill, net of tax effect. In 2001, the Company determined an additional $1,531,000 of goodwill was impaired, in accordance with SFAS 121 (see "Other charges" below). Had Statement 142 been in effect in 2001 the impairment charge would have remained the same. However, without the amortization charge the reported net

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

loss would have been reduced to approximately $995,000, with a decrease to reported net loss per share, both basic and diluted, from $0.09 to $0.07 for the year ended December 31, 2001. Similarly, the net income would have been increased to approximately $4,246,000, with an increase to reported net income per share, both basic and diluted, from $0.29 to $0.31 for the year ended December 31, 2000.

      Intangible asset represents the cost of acquiring a client list of an IT contract placement firm in the Chicago, Illinois area. The Company purchased the asset for approximately $176,000, which is being amortized over a two year period, the estimated useful life of the asset.

      Deferred Rent Obligation. The Company is party to operating lease agreements for its office facilities, certain of which contain provisions for free rent for a certain period, with subsequent rent increases. In accordance with accounting principles generally accepted in the United States of America, the Company records monthly rent expense equal to the total of the payments due over the lease terms, divided by the number of months of the respective lease agreements. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation in the accompanying consolidated balance sheets. In addition, deferred rent obligation includes a $46,000 accrual for the remaining lease payments related to facilities closed in 2001.

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

      Advertising Expenses. The Company participates in various advertising programs. All costs related to advertising are expensed in the period incurred. Advertising expense charged to continuing operations amounted to approximately $493,000, $466,000, and $568,000 in 2002, 2001, and 2000, respectively.

      Earnings (Loss) Per Share. Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share".

      Basic earnings (loss) per share amounts are computed based on net income
(loss) divided by the weighted average number of shares actually issued, reduced by treasury shares. The number of shares used in the computation were approximately 13,504,000 in 2002, 13,502,000 in 2001, and 13,702,000 in 2000.

      Diluted earnings (loss) per share amounts for years 2002, 2001 and 2000 are based on the weighted average number of shares calculated for basic earnings
(loss) per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. The number of shares used in the computation was approximately 13,561,000 in 2002, 13,502,000 in 2001, and 13,924,000 in 2000. In computing diluted earnings (loss) per share, options and warrants to purchase 2,411,000, 2,766,000 and 1,073,000 shares of common stock were excluded from the computation for the years ended December 31, 2002, 2001, and 2000, respectively. The options and warrants were excluded from the 2001 computation because the assumed exercise of the options and warrants would be anti-dilutive in the calculation of net loss per share. The options were excluded from the 2002 and 2000 computations because the

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

exercise prices of such options were greater than the average market price of the Company's common stock during that period.

    Stock Option Plan. The Company has an Incentive Stock Option and Non-Qualified Stock Option Plan (the "Incentive Plan") for key employees and non-employee directors, as more fully described in Note 8. The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.



           Year ended December 31,                                2002                    2001                      2000
                                                                  ----                    ----                      ----
           Net Income (loss):
                    As reported                                 $154,642              ($1,250,852)               $3,982,922
           Less: Total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of related tax effects                    406,445                  828,125                 1,304,801
                                                               ---------              -----------                ----------
                    Pro forma net income (loss)                ($251,803)             ($2,078,977)               $2,678,121
                                                               =========              ===========                ==========
           Basic and diluted earnings (loss) per share:
                    As reported                                   $ 0.01                   ($0.09)                   $ 0.29
                                                               =========              ===========                ==========
                    Pro forma                                     ($0.02)                 ($ 0.15)                   $ 0.19
                                                               =========              ===========                ==========

      Fair Value of Financial Instruments. The estimated fair values of substantially all of the Company's financial instruments are approximately equal to their carrying values for all periods presented.

NOTE 3. NOTE PAYABLE, BANK

      Note payable, Bank, consists of advances to the Company under a $15,000,000 line of credit facility. The line of credit bears interest at the Bank's prime rate (4.25% at December 31, 2002) or, at the option of the Company, a portion of the outstanding balance bears interest at 200 basis points over the London Inter-Bank Offering Rate (3.42% at December 31, 2002). Maximum permitted borrowings thereunder are the lesser of $15,000,000 or 85% of qualified accounts receivable, as defined in the line of credit agreement. The line of credit is collateralized by substantially all of the Company's assets, expires on April 30, 2003 and is subject to certain covenants, including financial covenants requiring certain levels of net worth, cash flow coverage, and leverage, as well as limitations on capital expenditures. In addition, the Company and all of its subsidiaries are jointly and severally responsible for all of the debt outstanding under the line. The Company has been negotiating with the Bank to amend the existing Line of Credit to extend the facility on similar terms for an additional three-year period, however, no assurances can be given that such an extension will be consummated.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


NOTE 4. LONG-TERM DEBT

      At December 31, 2002 and 2001, long-term debt consisted of the following:


                                                                                           2002                   2001
                                                                                           ----                   ----
Capital lease obligation, pursuant to a sale/leaseback transaction; a final payment of $213,750 was made in April 2002; the lease transferred ownership of certain office equipment to the Company at the end of the
lease term                                                                            $     ---              $ 328,433

Capital lease obligations; payable in monthly installments of $6,864, including interest, plus taxes, through March 2004; collateralized by
certain computer equipment                                                               89,151                144,718

Capital lease obligations; payable in various quarterly installments through
April 2005 currently aggregating $53,199 including interest at rates ranging from 5.8% to 6.9%, over 36 months from the installation date of the equipment, as defined; collateralized by certain computer
equipment                                                                               265,803                486,422

Note payable, other                                                                         ---                  7,292
                                                                                      ---------              ---------

                                                                                        354,954                966,865

Less:  Current portion                                                                 (197,321)              (569,117)
                                                                                      ---------              ---------

Long-term portion                                                                     $ 157,633              $ 397,748
                                                                                      =========              =========

      Approximate maturities of long-term debt are as follows:


               Year Ending December 31,                          Amount

                         2003                                 $ 197,000

                         2004                                   156,000

                         2005                                     2,000
                                                              ---------
                                                              $ 355,000
                                                              =========

      Interest expense charged to operations was approximately $248,000, $673,000, and $995,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 5. INCOME TAXES

      The Company files a consolidated Federal income tax return with all of its wholly owned subsidiaries. State income taxes are determined on the basis of filing separate returns for each company as required by the applicable state regulations.

      The net deferred tax asset at December 31, 2002 and 2001 included the following:

                                                                            2002                 2001
                                                                            ----                 ----
Deferred tax asset                                                       $ 2,642,000          $ 3,333,000
Valuation allowance for deferred tax asset                                  (236,000)            (236,000)
                                                                         ------------         -----------
Net deferred tax asset after valuation allowance.                        $ 2,406,000          $ 3,097,000
                                                                         ===========          ===========


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


      NOTE 5. INCOME TAXES - (continued)


      At December 31, 2002 and 2001, the net deferred tax assets of $2,406,000 and $3,097,000, respectively, were included in "prepaid income taxes and deferred taxes" and "deferred taxes" in the accompanying consolidated balance sheets.

      The tax effects of major temporary differences that gave rise to the Company's net deferred tax asset are as follows:

                                                                                          2002              2001
                                                                                          ----              ----
          Net operating loss carryforwards                                            $ 2,578,000       $ 2,969,000
          Allowance for doubtful accounts                                                 326,000           384,000
          Accrued expenses and lease provision                                            331,000           522,000
          Other                                                                           110,000            62,000
          Amortization of goodwill                                                       (420,000)         (267,000)
          Depreciation                                                                   (283,000)         (337,000)
                                                                                      -----------       -----------
                                                                                      $ 2,642,000       $ 3,333,000
                                                                                      ===========       ===========

      Income tax expense for continuing operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following:


                                                                          2002            2001              2000
                                                                          ----            ----              ----
          Current tax expense (benefit):
            Federal                                                    $     ---       $     ---          $     ---
            State                                                         33,826         (25,078)           236,990
          Deferred tax expense (benefit)                                 152,000        (311,000)          (137,000)
                                                                       ---------      ----------          ---------
          Income tax expense (benefit)                                 $ 185,826      ($ 336,078)         $  99,990
                                                                       =========      ==========          =========

      Current tax expense in 2002 and 2000 was reduced by the utilization of certain federal and state net operating loss carryforwards. During 2000, a portion of the Company's deferred tax valuation allowance was reversed due to earnings of the Company and management's assessment that it is more likely than not that a portion of the deferred tax asset relating to net operating loss carryforwards will be realized in future years through taxable earnings.

      A reconciliation of the Company's effective income tax rate with the statutory Federal rate follows:


                                                                              Year Ended December 31,
                                                                      --------------------------------------------
                                                                         2002             2001              2000
                                                                         ----             ----              ----

           Tax expense (benefit) at statutory rate (34%)               $ 116,000        ($539,000)       $1,389,000

           Permanent differences, including non-deductible
               goodwill amortization, net                                 44,000          251,000            72,000

           Change in valuation allowance                                     ---              ---        (1,873,000)

           Other, principally adjustments to estimated tax
               accruals                                                   (7,174)           5,922           351,990

           State income taxes, net of Federal tax benefit                 33,000          (54,000)          160,000
                                                                       ---------        ---------          --------

                                                                       $ 185,826        ($336,078)         $ 99,990
                                                                       =========        =========          ========

      The Company has federal net operating loss carryforwards of approximately $1,900,000 that are subject to certain Federal income tax limitations. These loss carryforwards expire between 2007 and 2012. In addition, the Company has net operating loss carryforwards of approximately $3,418,000, which can be applied against future federal taxable income of the Company and which expire between 2019 and 2022. The Company also has approximately $10,000,000 in various state net operating loss carryforwards that are subject to the respective state's limitations.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 6.  COMMITMENTS AND CONTINGENCIES

      Lease Obligations. The Company and its subsidiaries lease office facilities under operating lease agreements that expire at various times through the year 2007. Certain of these leases contain optional provisions to extend them for additional periods of time. Rent expense was approximately $2,385,000, $2,537,000 and $2,037,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, minimum annual future rental commitments, exclusive of common area maintenance costs and utilities, are as follows:

               Year Ending December 31,                        Amount
               ------------------------                        ------
                         2003                               $ 1,903,000
                         2004                                 1,517,000
                         2005                                   451,000
                         2006                                   133,000
                         2007                                    37,000
                                                            -----------
                                                            $ 4,041,000
                                                            ===========

      Self-Insurance. The Company is partially self-insured for health care claims for eligible active employees. The Company is currently liable for aggregate claims up to approximately $1,890,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    At December 31, 2002 and 2001, accounts payable and accrued expenses consist of:

                                                                  2002                2001
                                                                  ----                ----

        Accrued payroll and commissions                       $ 1,332,000         $ 1,572,000
        Checks outstanding in excess of bank balance              844,000             937,000
        Accrued employee benefits                                 235,000             235,000
        Accrued severance costs                                    45,000             260,000
        Accounts payable and other accrued expenses             1,619,000             833,000
                                                              -----------         -----------
                                                              $ 4,075,000         $ 3,837,000
                                                              ===========         ===========

NOTE 8. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

    Treasury Stock. During 2000, 597,145 common shares at prices ranging from $1.50 to $1.97 per share were repurchased, and are considered treasury stock.

    Dividends. In accordance with the provisions of its line of credit, the Company is not permitted to declare or pay any cash dividends on its common stock.

    Warrants. In February 2001, the Company issued warrants to purchase 100,000 shares of common stock to an investment-banking firm for services to be rendered. Such warrants were valued at approximately $114,000, which was credited to additional paid in capital, and amortized over six months during 2001. The warrants are exercisable any time prior to February 12, 2006 and had an original exercise price of $2.25 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with a weighted average assumption of a risk-free interest rate of 4.9%, an expected dividend yield of 0%, an expected life of five years from date of grant, and an expected price volatility of 159%. On September 1, 2002, the

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 8. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE - (continued)

Company re-priced the warrants to reflect an exercise price of $0.80 per share. As a result of the re-pricing, an additional consulting expense of approximately $17,700 was recognized in 2002, based upon the difference in the fair value of the original warrants and the re-priced warrants as determined by the Black-Scholes option pricing model. None of the warrants were exercised in 2002 or 2001 and all warrants issued in 2001 were outstanding at December 31, 2002.

    Stock Option Plan. The Company has an Incentive Stock Option and Non-Qualified Stock Option Plan, most recently amended May 22, 2001, (the "Incentive Plan"), for key employees, consultants, and non-employee directors. Options may be granted under the Incentive Plan to purchase up to a maximum of 4,500,000 of the Company's common shares, subject to certain adjustments and restrictions. The per share exercise price of each option shall be the fair market value of a Company Common Share on the date of the grant. The options granted are generally subject to a four year vesting schedule in equal increments annually, and are exercisable any time after vesting up to 10 years from grant date.

    During 2002, 2001 and 2000, stock options were only granted to employees and directors.

    A summary of the Company's Incentive Plan activity for common shares for the years ended December 31, 2002, 2001 and 2000 follows:

                                                                                                        Options
                                                                                  Weighted Average    Exercisable
                                                            Number of Shares       Exercise Price    at Year End
                                                            ---------------       ----------------   -------------
           Outstanding  12/31/99                               1,829,694                $ 3.84           362,935
                                                                                                       =========
                    Granted                                    1,116,500                  1.46
                    Exercised                                        -0-
                    Terminated                                  (204,500)                 2.68
                                                               ---------
           Outstanding  12/31/00                               2,741,694                  2.96           837,442
                                                                                                       =========
                    Granted                                      720,116                  1.07
                    Exercised                                     (7,000)                 1.25
                    Terminated                                  (477,125)                 3.13
                                                               ---------
           Outstanding  12/31/01                               2,977,685                  2.46         1,261,256
                                                                                                       =========
                    Granted                                      895,242                  0.74
                    Exercised                                        -0-
                    Terminated/Surrendered                      (976,069)                 3.99
                                                               ---------
           Outstanding  12/31/02                               2,896,858                $ 1.42         1,233,812
                                                              ==========                               =========


                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


NOTE 8. SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE - (continued)


    The following table summarizes information about stock options outstanding at December 31, 2002:



                               Options Outstanding                                  |       Options Exercisable
----------------------------------------------------------------------------------- |   ------------------------------------
                                  Number         Weighted-Average                   |       Number
      Range of               Outstanding at          Remaining     Weighted-Average |   Exercisable at     Weighted-Average
   Exercise Prices              12/31/02         Contractual Life   Exercise Price  |      12/31/02         Exercise Price
   ---------------            -------------      ----------------   --------------  |    -------------     ----------------
                                                                                    |
    $0.00 - $0.83                 738,039                9.4              $ 0.69    |          24,032            $ 0.68
                                                                                    |
    $0.83 - $1.65               1,865,819                6.9              $ 1.32    |         945,780            $ 1.38
                                                                                    |
    $1.65 - $2.48                 115,500                6.5              $ 1.86    |          90,250            $ 1.87

    $2.48 - $4.95                  57,500                5.3              $ 3.90    |          53,750            $ 3.99
                                                                                    |
    $4.95 - $5.78                  85,500                4.9              $ 5.18    |          85,500            $ 5.18
                                                                                    |
    $5.78 - $8.25                  34,500                3.4              $ 7.50    |          34,500            $ 7.50
                               ----------               ----              ------    |        --------            ------
                                2,896,858                7.4              $ 1.42    |       1,233,812            $ 1.95
                               ==========               ====              ======    |       =========            ======



    The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rate of 3.75%, 4.70% and 6.20%, expected dividend yields of 0%, expected life of option of five years from date of grant, and expected price volatility of 104%, 138% and 153%. The weighted average fair value of the options granted was $0.55 in 2002, $0.99 in 2001 and $1.19 in 2000.


    In February 2002, the Company commenced a voluntary stock option exchange program for its employees. Under the program, employees holding options to purchase the Company's Common Shares were given an opportunity to exchange certain of their existing options, with exercise prices equal to or greater than $2.10 per share, for new options. The period during which employees could tender their options expired on March 14, 2002. Employees received one new option for every three eligible options surrendered. An aggregate 528,750 eligible options were surrendered. The Company granted 166,242 new options on September 17, 2002. The new options vest in equal increments annually over four years. The per share exercise price of certain of the new options was $0.80, the last reported per share trading price of the Company's Common Shares on the date on which they were granted, and of the remaining new options was $0.88, which was 10% higher than the last reported per share trading price.

NOTE 9. RELATED PARTY TRANSACTIONS

Other receivables, officers and employees, consists primarily of payments made by the Company on behalf of certain officers for split dollar life insurance policies. In April 2002, $552,761 of the Other receivables, officers and employees was converted to a note receivable from the Company's Chief Executive Officer. The note bears interest at 4.9% annually, is secured by a pledge of Company stock, and is payable in April 2012. Most of the remainder of Other receivables, officers and employees have no formal scheduled repayment terms.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 10. STATEMENT OF CASH FLOWS

    Supplemental disclosure of non-cash investing and financing transactions:

     During 2002, the Company entered into the following non-cash transactions:

     o Entered into certain lease agreements for the purchase of equipment in the amount of approximately $23,700.

     o Re-priced existing warrants to purchase 100,000 shares of Common Stock at an additional cost of approximately $17,700.

     o Entered into an asset purchase agreement for the purchase of a client list in an aggregate amount of approximately $176,400.

     During 2001, the Company entered into the following non-cash transaction:

     o Entered into certain capital lease agreements for the purchase of equipment in the amount of approximately $449,000.

     During 2000, the Company entered into the following non-cash transactions:

     o Placed into service approximately $280,000 of property and equipment previously classified as "other current assets";

     o Entered into certain capital lease agreements for the purchase of equipment in the amount of approximately $359,000.



NOTE 11. SEGMENT INFORMATION

    Substantially all of the Company's revenues and assets are derived from the IT Staffing business. The Company also generates minor revenues from its IT training subsidiary which amounted to approximately $3,578,000 in 2002, $3,981,000 in 2001, and $4,294,000 in 2000. The IT training subsidiary incurred a loss from operations of approximately $197,000 in 2002, $950,000 in 2001, and $214,000 in 2000.



NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)


                              Mar. 31,    Jun. 30,    Sept. 30,   Dec. 31,   Mar. 31,   Jun.30,    Sept. 30,  Dec. 31,
  (Dollars in thousands)        2001        2001       2001       2001        2002       2002        2002       2002
                              --------    --------   --------   --------   ---------  ---------   ---------   -------

Net Revenues                  $ 30,388    $ 28,326   $ 23,248   $ 21,105   $ 20,221   $ 20,054    $ 20,055    $19,950
                              --------    --------   --------   --------   --------  ---------    --------    -------

Gross Profit                    10,721      10,557      7,820      7,554      7,022      6,779       6,849      6,190
                              --------    --------   --------   --------   --------  ---------    --------    -------

Operating Income (Loss)          1,467       1,315     (2,434)    (1,332)       (20)       205         223         95
                              --------    --------   --------   --------   --------  ---------    --------    -------

Net Income (Loss)                $ 753       $ 639   ($ 1,544)  ($ 1,099)      ($42)      $ 81        $ 93        $23
                              ========    ========   ========   ========   ========   ========    ========    =======

Basic and Diluted Net
Income (Loss) per share         $ 0.05      $ 0.05    ($ 0.11)   ($ 0.08)    $ 0.00     $ 0.00      $ 0.01     $ 0.00
                              ========    ========   ========   ========   ========   ========    ========    =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

INCORPORATION BY REFERENCE

         The information called for by Item 10 "Directors and Executive Officers of the Registrant," Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to our definitive proxy statement for our 2003 Annual Meeting of Shareholders under the captions "Nominees for Election as Directors; Identification of Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", "Other Forms of Compensation" and "Certain Relationships and Related Transactions". The definitive proxy statement is expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year to which this Report relates.

ITEM 14. CONTROLS AND PROCEDURES.

         For the quarterly period ending December 31, 2002 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2002, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         Additionally, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer determined, as of December 31, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

                                                                                     Page Number
                                                                                     -----------
        1.   Consolidated Financial Statements:
             Independent Auditor's Report                                                 18
             Consolidated Balance Sheets                                                  19
             Consolidated Statements of Operations                                        20
             Consolidated Statements of Shareholders' Equity                              21
             Consolidated Statements of Cash Flows                                        22
             Notes to Consolidated Financial Statements                                 23-32
        2.   Consolidated Financial Statement Schedules:
             See the Schedules set forth below. Other Schedules are omitted because of the absence of conditions under which they are required.


                          Independent Auditor's Report


Board of Directors
The Judge Group, Inc.
Bala Cynwyd, Pennsylvania


         Our audits for the years ended December 31, 2002, 2001 and 2000 were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                     McGladrey & Pullen, LLP


February 19, 2003
Blue Bell, Pennsylvania
                  --------------------------------------------------------------


                 Schedule II - Valuation and Qualifying Accounts


           Allowance for Doubtful Accounts

       Year Ended               Balance at        Additions Charged to                                Balance at
      December 31,          Beginning of Period      Bad Debt Expense          Charge Offs           End Of Period
      ------------          -------------------      ----------------          -----------           -------------
          2002                  $   776,000              $ 283,000             ($  384,000)           $   675,000
                                ===========              =========             ===========            ===========
          2001                  $ 1,264,000              $ 625,000             ($1,113,000)           $   776,000
                                ===========              =========             ===========            ===========
          2000                    $ 987,000              $ 958,000             ($  681,000)           $ 1,264,000
                                ===========              =========             ===========            ===========

         Allowance for Placement Fee Returns

       Year Ended               Balance at         Additions Charged to                                 Balance at
      December 31,          Beginning of Period   Returns and Allowances       Returns Charged        End Of Period
      ------------          -------------------   ----------------------       ---------------        -------------
          2002                   $ 186,000               $ 1,334,000            ($ 1,333,000)           $ 187,000
                                 =========               ===========            ============            =========
          2001                   $ 175,000               $ 1,597,000            ($ 1,586,000)           $ 186,000
                                 =========               ===========            ============            =========
          2000                   $ 150,000               $ 2,319,000            ($ 2,294,000)           $ 175,000
                                 =========               ===========            ============            =========

Deferred Tax Asset Valuation Allowance

                                                                2002               2001              2000
                                                                ----               ----              ----
Deferred tax asset                                           $ 2,642,000        $ 3,333,000      $ 3,022,000
Valuation allowance for deferred tax asset                      (236,000)          (236,000)        (236,000)
                                                             -----------        -----------      -----------
Net deferred tax asset after valuation allowance.            $ 2,406,000        $ 3,097,000      $ 2,786,000
                                                             ===========        ===========      ===========


3. Exhibits

   Exhibit
     No.                                                Description of Document
   ------                                              ------------------------
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

    10.6         Stock Option Agreement between the Company and James A. Hahn.  Incorporated by reference to Exhibit
                 10.11 of the Company's Report on Form 10-K for the year ended December 31, 1998 filed on April 15,
                 1999.

    10.7         Stock Option Agreement between the Company and Randolph J. Angermann. Incorporated by reference to
                 Exhibit 10.12 of the Company's Report on Form 10-K for the year ended December 31, 1998 filed on
                 April 15, 1999.

    10.8         Asset Purchase Agreement by and among Judge Imaging Systems, Inc., Automated Office Products of
                 Western New York, Inc. d/b/a AOP Solutions, Paul F. Eckert and Suzanne Eckert.  Incorporated by
                 reference to Exhibit 10.1 of the Company's Report on Form 10-Q filed on August 16, 1999.



   Exhibit
     No.                                                Description of Document
   -------                                              -----------------------
    10.9         Asset Purchase  Agreement by and among Systems  Solutions,  Inc., Judge Imaging  Systems,  Inc., AOP
                 Acquisition  Corp., Paul F. Eckert and Suzanne Eckert.  Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q filed on August 16, 1999.

   10.10         Asset Purchase  Agreement by and among Judge Imaging  Systems,  Inc., The Judge Group,  Inc. and AOP
                 Morristown  Corp.  Incorporated  by reference to Exhibit 10.3 of the  Company's  Report on Form 10-Q
                 filed on August 16, 1999.

   10.11         Master Lease Agreement dated April 20, 1999, between the Company and PNC Leasing Corp, a subsidiary of PNC Bank, N.A. Incorporated by reference to Exhibit 10.14 of the Company's
                 Report on Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

   10.12         Asset Purchase Agreement between FILENET CORPORATION as Purchaser and ON-SITE SOLUTIONS, INC. as Seller,
                 dated as of July 31, 1999. Incorporated by reference to Exhibit 10.15 of the Company's Report on
                 Form 10-K for the year ended December 31, 1999 filed on March 29, 2000.

   10.13         Severance Agreement and General Release dated December 29, 2000, by and between the Company and
                 Richard T. Furlano. Incorporated by reference to Exhibit 10.16 of the Company's
                 Report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001.

   10.14         Employment  Agreement  dated as of January 1, 2001,  between  The Judge  Group,  Inc.  and Martin E.
                 Judge,  Jr.  Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q filed on
                 May 15, 2001.

   10.15         Employment  Agreement  dated as of January 1, 2001,  between  The Judge  Group,  Inc.  and Robert G.
                 Alessandrini.  Incorporated by reference to Exhibit 10.2 of the Company's  Report on Form 10-Q filed on May 15, 2001.

   10.16         Employment  Agreement  dated as of January 1, 2001,  between The Judge  Group,  Inc.  and  Katherine
                 Wiercinski.  Incorporated  by reference to Exhibit 10.3 of the  Company's  Report on Form 10-Q filed on May 15, 2001.

   10.17         Stock  Option  Agreement  between the Company and Robert H.  Strouse.  Incorporated  by reference to
                 Exhibit  10.20 of the  Company's  Report on Form 10-K for the year ended  December 31, 2001 filed on
                 March 27, 2002.

   10.18         Promissory Note dated April 1, 2002 in favor of The Judge Group, Inc. *

    21.1         Subsidiaries of the Registrant. *

    23.1         Consent of Independent Auditors. *

    99.1         Certification pursuant to 18 U.S.C. Section 1350.*

    99.2         Certification pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 7, 2003                        THE JUDGE GROUP, INC.

                                             By:   /s/ Martin E. Judge, Jr.
                                                   ------------------------
                                             Martin E. Judge, Jr.
                                             Chairman of the Board, President
                                             and Chief Executive Officer

                                             By:   /s/ Robert G. Alessandrini
                                                  ----------------------------
                                             Robert G. Alessandrini
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Martin E. Judge, Jr.                      Chairman of the Board,                      March 7, 2003
------------------------                      Director, President and Chief
Martin E. Judge, Jr.                          Executive Officer
(Principal Executive Officer)

/s/ Michael A. Dunn                           Director and Executive                      March 7, 2003
-------------------                           Vice President
Michael A. Dunn

/s/ Randolph J. Angermann                     Director                                    March 7, 2003
-------------------------
Randolph J. Angermann

/s/ James C. Hahn                             Director                                    March 7, 2003
-----------------
James C. Hahn

/s/ Robert H. Strouse                         Director                                    March 7, 2003
---------------------
Robert H. Strouse

/s/ William J. Gladstone                      Director and President,                     March 7, 2003
------------------------                      Permanent Placement Division
William J. Gladstone


                                 CERTIFICATIONS


I, Martin E. Judge, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of The Judge Group, Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003

/s/ Martin E. Judge, Jr.
-------------------------
Martin E. Judge, Jr.
Chairman of the Board and
Chief Executive Officer

                            CERTIFICATIONS (cont'd.)

I, Robert G. Alessandrini, certify that:

1. I have reviewed this annual report on Form 10-K of The Judge Group, Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 7, 2003

/s/ Robert G. Alessandrini
---------------------------
Robert G. Alessandrini
Chief Financial Officer