Form 10-K/A
period 2002-12-31
JUDGE GROUP INC
filed 2003-04-30
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

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

         This report on Form 10-K/A filed with the Securities Exchange Commission (the "Commission") by The Judge Group, Inc. is being filed to amend the registrant's report on Form 10-K as filed with the Commission on March 10, 2003 to include the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K in accordance with General Instruction G(3) of Form 10-K under the Securities Exchange Act of 1934, as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of April 30, 2003, certain information with respect to each director and executive officer of the Company:

Director/Officer Name          Age                            Principal Occupation and Experience
---------------------------- -------- -------------------------------------------------------------------------------------
Martin E. Judge, Jr.           59     Director since 1970. Mr. Judge is Founder of the Company and has been Chief
                                      Executive Officer and Chairman of the Board since 1970. Mr. Judge is also Chief
                                      Executive Officer of each of the Company's subsidiaries.

Randolph J. Angermann          52     Director since 1997. Since February 1994, Mr. Angermann has been the President of
                                      Four Seasons Properties Inc., a real estate investment firm.

Michael A. Dunn                54     Director since 1973. Mr. Dunn has been President of the Company since 2000 and is a
                                      Director on each the Company's subsidiaries' Boards of Directors. Mr. Dunn joined the Company in 1973 and served as President of the Company's Permanent Placement business from 1990 to 1998.

William J. Gladstone           55     Director since 2002. Mr. Gladstone joined the Company's Permanent Placement division in 1976. He has served as President of the Company's Permanent Placement business since 1998.

James C. Hahn                  60     Director since 1997. Since January 2001, Mr. Hahn has served as President of Auto
                                      Image ID, a division of Robotic Vision Systems Inc., which is a technology company engaged in the design and manufacture of vision based industrial scanning equipment.
                                      From January 1996, Mr. Hahn served as President and Chief Executive Officer of Auto
                                      Image ID until its acquisition by RVSI. Mr. Hahn also holds directorship with LUXN, a developer of optical network access platforms.

Robert H. Strouse              54     Director since 2000. Since October 1998, Mr. Strouse has served as Chief Operating
                                      Officer of The AMC Group which oversees a diversified group of insurance, industrial, services and real estate businesses. Prior to his current position, he was a partner at the law firm of Drinker Biddle & Reath LLP. Mr. Strouse is a director of Urban Outfitters, Inc.

Robert G. Alessandrini         34     Appointed Chief Financial Officer of the Company in September 1999. Mr. Alessandrini
                                      joined the Company in 1998 as Director of Budgeting and Financial Controls. From
                                      1996 to 1998, Mr. Alessandrini was an international equity analyst at the DuPont
                                      Pension Fund. In September 1999 he was awarded the Chartered Financial Analyst designation by The Board of Governors of the Association for Investment Management
                                      and Research.

Katharine A. Wiercinski        42     Vice President of Human Resources for the Company and each of its subsidiaries, and
                                      Secretary of the Company, since 1990. Ms. Wiercinski has also held various administrative and managerial positions since joining the Company in 1981.

John M. Work                   59     Appointed Controller of the Company in September 2001. Mr. Work has served as Chief
                                      Accounting Officer of the Company since May 1999 and as Director of Financial
                                      Reporting for the Company since October 1996. Prior to joining the Company, Mr. Work provided consulting services in preparation for the Company's initial public offering.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of stock transaction reports by our executive officers and directors. As a matter of practice, the Company's administrative staff assists the Company's executive officers and directors in preparing and filing these reports.

John E. Shields, a former Director of the Company, was late in filing a Form 4 Report with respect to the purchase of one hundred (100) common shares of the Company in May 2002. The purchase was reported on an amended Form 5 which he filed on February 28, 2003.

Based on the Company's review of the copies of reports received by it, and written representations, received from those persons required to file these reports, the Company believes that all other such filings required under Section 16(a) during 2002 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information concerning the annual and long-term compensation paid or accrued for the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered to the Company and its subsidiaries during fiscal 2002.

                           Summary Compensation Table

                                                                                                   Long-Term
                                                        Annual Compensation                      Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Number of         All
                                                                                                    Securities        Other
                                                                                     Other Annual   Underlying     Compensation
        Name               Principal Position       Year     Salary      Bonus      Compensation(2)   Options          (3)
---------------------------------------------------------------------------------------------------------------------------------
Martin E. Judge, Jr.       Chief Executive          2002    $ 700,000         --        $ 11,495       50,000(4)          --(5)
                           Officer, Chairman of     2001    $ 588,665   $  1,150        $  5,434       10,000      $ 105,288(6)
                           the Board of             2000    $ 502,717         --        $ 10,710       30,000      $ 105,288(6)
                           Directors, President
                           of Contract Placement
                           business

Michael A. Dunn            President of the         2002    $ 213,808         --        $  8,833       22,000(7)          --(8)
                           Company                  2001    $ 220,733   $  2,700        $  4,876           --       $ 28,763(8)
                                                    2000    $ 225,061         --        $ 10,280           --       $ 28,763(8)

William J. Gladstone       President of the         2002    $ 349,327         --        $ 12,038       64,500(9)          --
                           Permanent Placement      2001    $ 342,419     28,000        $ 10,691       60,000             --
                           business                 2000    $ 304,461   $ 27,230        $ 10,200       40,000             --



John E. Shields            During 2002, Mr.         2002    $  50,000         --        $  7,200       15,000             --
                           Shields was Chief        2001    $ 118,654         --        $  7,200       50,000             --
                           Operating Officer and    2000    $ 150,000         --              --       40,000             --
                           President of the
                           Web-Based Staffing
                           business(1)

Robert G. Alessandrini     Chief Financial          2002    $ 133,000         --        $  6,000       20,000             --
                           Officer                  2001    $ 137,308         --        $  6,000       10,000             --
                                                    2000    $ 129,656   $ 15,000        $  4,800       30,000             --

Katharine A. Wiercinski    Corporate Secretary,     2002    $ 104,500         --        $  7,802       18,666(10)         --
                           Vice President           2001    $ 107,885         --        $  9,480       10,000             --
                                                    2000    $ 112,156         --        $  6,210       30,000             --

---------------
(1) Mr. Shields retired from employment with the Company effective December 31, 2002 and resigned as Director of the Company effective December 31, 2002.

(2) All amounts are for reimbursement by the Company of automobile expenses.

(3) The Company has omitted in the Summary Compensation Table information concerning the value of perquisites and other personal benefits which, in the aggregate, do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the Named Officers.

(4) Mr. Judge received 50,000 replacement options in exchange for 150,000 options which were cancelled on March 14, 2002 pursuant to the terms of the Company's offer to exchange dated February 7, 2002.

(5) The Company had split-dollar arrangements under which the Company-paid split-dollar policy premiums would be repaid upon the death of Mr. Judge. On April 1, 2002, the Company restructured the policy so that the cash surrender value was paid to Mr. Judge and Mr. Judge signed a promissory note in favor of the Company for the total premiums paid to date in the amount of $552,761. The promissory note was filed as Exhibit 10.18 of the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on
    March 10, 2003.

(6) Represents life insurance premiums paid by the Company (recoverable by the Company upon policy cancellation or payment of death benefits).

(7) Mr. Dunn received 22,000 replacement options in exchange for 66,000 options which were cancelled on March 14, 2002 pursuant to the terms of the Company's offer to exchange dated February 7, 2002.

(8) Represents a split-dollar arrangement under which life insurance premiums were paid by the Company (As of April 1, 2002, the Compensation Committee has determined that premiums on this policy will be paid either by Mr. Dunn personally or will be taken from the cash surrender value of the policy.).

(9) Includes 14,500 replacement options Mr. Gladstone received in exchange for 43,500 options which were cancelled on March 14, 2002 pursuant to the terms of the Company's offer to exchange dated February 7, 2002.

(10) Includes 8,666 replacement options Ms. Wiercinski received in exchange for 26,000 options which were cancelled on March 14, 2002 pursuant to the terms of the Company's offer to exchange dated February 7, 2002.

                        Option Grants in Last Fiscal Year

                                                                                        Potential Realizable Value at Assumed
                                                                                             Annual Rates of Stock Price
                                                   Individual Grants(1)                    Appreciation for Option Term(5)
                           ----------------------------------------------------------------------------------------------------
                           Number of
                           Securities      % of Total
                           Underlying  Options Granted      Exercise
                            Options      to Employees in     Price        Expiration
       Name                 Granted      Fiscal Year(3)    Per Share         Date              5%               10%
-------------------------------------------------------------------------------------------------------------------------------
Martin E. Judge, Jr.         50,000(4)        5.59%          $0.881      09/17/2007(6)      $ 7,065           $20,451
Michael A. Dunn              22,000(4)        2.46%          $0.881      09/17/2007(6)      $ 3,109           $ 8,998
William J. Gladstone         50,000           5.59%          $0.700      12/03/2012(7)      $22,011           $55,781
                             14,500(4)        1.62%          $0.801      09/17/2012(7)      $ 7,304           $18,511
John E. Shields(2)            5,000           0.56%          $0.605      01/01/2003(2)      $   151           $   303
                             10,000           1.12%          $0.690      01/01/2003(2)      $     0           $     0
Robert G. Alessandrini       10,000           1.12%          $0.605      01/02/2012(7)      $ 3,805           $ 9,642
                             10,000           1.12%          $0.690      08/29/2012(7)      $ 4,339           $10,997
Katharine A. Wiercinski      10,000           1.12%          $0.700      12/03/2012(7)      $ 4,402           $11,156
                              8,666(4)        0.97%          $0.801      09/17/2012(7)      $ 4,365           $11,063

---------------
(1) All stock options granted during fiscal year 2002 to the Named Officers were granted pursuant to the terms of the 1996 Stock Option Plan, as amended and restated effective May 22, 2001.

(2) Mr. Shields retired from employment with the Company effective December 31, 2002 and resigned as Director of the Company effective December 31, 2002, upon which all outstanding options were cancelled.

(3) The Company granted a total of 897,742 options during fiscal 2002 (including 30,000 options which were granted to Non-Employee Directors, and 166,242 options which were issued as replacement options for those tendered and cancelled pursuant to the Company's offer to exchange dated February 7,
    2002). Please refer to Summary Compensation Table footnotes 4, 7, 9 and 10 above regarding tenders and grants of replacement options in fiscal 2002 by and for Mssrs. Judge, Dunn, and Gladstone and Ms. Wiercinski.

(4) Options were issued as replacement options for those tendered by the Executive pursuant to the Company's offer to exchange dated February 7, 2002.

(5) These columns show hypothetical gains that might exist for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. If the share price does not increase above the exercise price at the time of exercise, realized value to the Named Executives from these options will be zero. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises.

(6) The options become exercisable in equal annual installments over a four-year period and have a term of five years.

(7) The options become exercisable in equal annual installments over a four-year period and have a term of ten years.

       Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
                                 Option Values

                               Number                          Number of Securities               Value of Unexercised
                                 of                       Underlying Unexercised Options        In the Money Options at
                               Shares                           at Fiscal Year-End                 Fiscal Year-End(2)
                              Acquired                    ------------------------------------------------------------------
                                 on          Value
Name                          Exercise(1)  Realized(1)     Exercisable    Unexercisable      Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Martin E. Judge, Jr.             0             0              92,500           97,500            $ -0-             $ -0-

Michael A. Dunn                  0             0              15,000           27,000            $ -0-             $ -0-

William J. Gladstone             0             0              55,000          129,500            $ -0-             $ -0-

John E. Shields                  0             0                -0-             -0-              $ -0-             $ -0-

Robert G. Alessandrini           0             0              67,500           57,500            $ -0-             $ -0-

Katharine A. Wiercinski          0             0              49,444           43,666            $ -0-             $ -0-
============================================================================================================================

-------------
(1) None of the named officers exercised any options in 2002.

(2) Calculated on the basis of the per share fair market value of the underlying securities at fiscal year end minus the per share exercise price. The closing price of the Company's Common Shares on December 31, 2002 was $0.61 per share.

Report on Repricing of Options

On February 7, 2002, the Company initiated a voluntary stock option exchange program which lasted until March 14, 2002, under which all employee option holders of the Company were permitted to tender options to purchase Common Shares outstanding at that time with an exercise price equal to or greater than $2.10 per share under The Judge Group, Inc. 1996 Stock Option Plan (the "Plan") in exchange for the right to receive new options to purchase Common Shares to be granted under the Plan (the "Exchange Offer"). The Company made the Exchange Offer because many of its outstanding options, whether or not they were currently exercisable, had per share exercise prices that were significantly higher than the then-current market price per share of the Company's common stock. For that reason, the Company believed these options were unlikely to be exercised in the foreseeable future. The Company wanted to provide its employees with the benefit of owning options that over time may have a greater potential to increase in value, to create better performance incentives for employees and thereby maximize stockholder value.

Non-employee members of the Company's Board of Directors were not able to participate in the Exchange Offer. Employees were required to remain actively employed with the Company or one of its subsidiaries from the time the eligible stock options were tendered through the replacement grant date in order to remain eligible to participate in the Exchange Offer. The Exchange Offer required participating employees to make a voluntary election to cancel outstanding stock options in exchange for one new option for every three eligible stock options tendered. The Company did not issue any options exercisable for fractional shares. The new options that the Company granted in the Exchange Offer vest 25% per year over four years beginning on the one year anniversary of the grant date.

In the Exchange Offer, Mr. Judge received 50,000 new options in exchange for 125,000 exercisable and 25,000 unexercisable options; Mr. Dunn received 22,000 new options in exchange for 56,000 exercisable and 10,000 unexercisable options; Mr. Gladstone received 14,500 new options in exchange for 29,750 exercisable and 13,750 unexercisable options; and Ms. Wiercinski received 8,666 new options in exchange for 23,500 exercisable and 2,500 unexercisable options.

Ten Year Option Repricings

                                              Number of
                                              Securities     Market Price     Exercise                      Length of
                                              Underlying     of Stock at      Price at        New        Original Option
                                                Options        Time of        Time of       Exercise    Term Remaining at
           Name                     Date       Repriced       Repricing      Repricing       Price      Date of Repricing
-------------------------------------------------------------------------------------------------------------------------
Martin E. Judge, Jr.              9-17-02      50,000(1)        $0.801         $8.250       $0.881(2)        0 years
    Chief Executive Officer                                     $0.801         $5.188       $0.881(2)        5 years
                                                                $0.801         $5.707       $0.881(2)        0 years

Michael A. Dunn                   9-17-02      22,000(1)        $0.801         $8.250       $0.881(2)        0 years
    President of the Company                                    $0.801         $5.188       $0.881(2)        5 years
                                                                $0.801         $5.707       $0.881(2)        0 years

William J. Gladstone              9-17-02      14,500(1)        $0.801         $7.500       $0.801           4 years
    President of the                                            $0.801         $5.000       $0.801           4 years
    Company's Permanent                                         $0.801         $5.188       $0.801           5 years
    Placement Business                                          $0.801         $0.710       $0.801           9 years

Katharine A. Wiercinski           9-17-02        8,666(1)       $0.801         $7.500       $0.801           4 years
    Corporate Secretary                                         $0.801         $5.188       $0.801           5 years
=========================================================================================================================

--------------
(1) The Number of Securities Underlying Options Repriced was based on the aggregate number of option shares being tendered by each executive for repricing. A single grant of replacement options in the quantity listed was made to each of the named executives.

(2) New Exercise Price is 110% of market price at time of repricing in accordance with 1996 Stock Option Plan regarding shareholders of ten percent or more of the Company's Common Shares.

                           THE COMPENSATION COMMITTEE
                              Randolph J. Angermann
                                  James C. Hahn

Performance Graph

The graph set forth below compares the cumulative total returns to holders of Common Shares of the Company with the cumulative total return of the NASDAQ Composite-Index and of a peer group selected by the Company for the period beginning December 31, 1997, and ending December 31, 2002, assuming the investment in the relevant stock or index was $100 at December 31, 1997 and that all dividends were reinvested.

The peer companies were selected by the Company on the basis of their involvement in the employment staffing industry. The peer group is composed of Hall Kinion & Associates, Inc., Alternative Resources Corp., TSR, Inc., RCM Technologies, Inc. and Kforce, Inc.

The closing market price of the Company's Common Shares as of December 31, 2002 was $0.61 per share.

==========================================================================================================
                                   Dec. 31,     Dec. 31,    Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,
                                    1997         1998        1999         2000         2001       2002
----------------------------------------------------------------------------------------------------------
The Judge Group, Inc.              $100.00      $ 44.88     $ 29.50     $ 20.51      $ 11.90     $ 12.51
----------------------------------------------------------------------------------------------------------
Peer Group Index                   $100.00      $ 78.28     $ 66.28     $ 30.19      $ 27.01     $ 20.02
----------------------------------------------------------------------------------------------------------
NASDAQ Composite Index             $100.00      $139.63     $259.13     $157.32      $124.20     $ 85.05
==========================================================================================================

                  COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE
               PERIOD FROM DECEMBER 31, 1997 TO DECEMBER 31, 2002


                               [GRAPHIC OMITTED]


Employment Agreements

During fiscal 2001, the Company entered into employment agreements with its Chief Executive Officer, Martin E. Judge, Jr., its Chief Financial Officer, Robert G. Alessandrini, and its Secretary, Katharine A. Wiercinski as described below. The Company does not have employment agreements with any other of its executive officers, however, it does require that each Named Officer and all other key employees execute confidentiality and post-termination non-competition agreements.

Chief Executive Officer and Company founder, Martin E. Judge, Jr. and the Company entered into an employment agreement commencing January 1, 2001 for an initial term of two years and thereafter automatically renewable each year until terminated by either party pursuant to its terms. The agreement provides for an initial annual base salary of $520,000 for the first year and possible annual increase at the discretion of the Board of Directors, plus an annual performance bonus granted in accordance with the Company's policies as administered by the Compensation Committee of the Board of Directors. The Chief Executive Officer's actual 2002 salary of $700,000 was an increase from the employment agreement approved by the Board of Directors in 2001 and was a result of additional divisional responsibilities undertaken in 2001 upon the resignation of the president of the Company's contract division. The agreement also entitles Mr. Judge to receive annual stock option grants under certain circumstances, provided such grants are approved by the Board. The agreement further entitles him to, among other things, five weeks paid vacation, a car allowance and the right to participate in the Company's benefit plans and programs for executives.

In the event of termination of his employment with the Company, Mr. Judge's entitlement to severance compensation and benefits varies depending upon the circumstances and timing of such termination. If his employment is terminated by the Company without cause, he would be entitled to continuation of his salary for eighteen months from the date of his termination and all stock options granted to him would immediately vest. Should there be a change in control of the Company (as defined in the agreement) and a termination or constructive termination (as defined in the agreement) of his employment thereafter, his entitlement to severance compensation and benefits under the agreement would be
(i) a lump sum payment equal to eighteen months of the base annual cash compensation plus pro rata share of any bonus earned; (ii) immediate vesting of all stock options; and (iii) continuation of his benefits for the lesser of eighteen months or such time as he receives benefits from another employer. If Mr. Judge terminates his employment upon a change in control, he is entitled only to lump sum payment equal to one year base compensation. If Mr. Judge's employment is terminated by his death or disability or by the Company for cause, the Company would not be obligated to make any further payments to him other than amounts already accrued. The agreement also contains a confidentiality and an eighteen month non-competition and non-solicitation provision.

Chief Financial Officer, Robert G. Alessandrini and the Company entered into an employment agreement for a term of one year commencing January 1, 2001 and continuing from year to year or until earlier terminated by either party pursuant to its terms. The agreement provides for an initial annual base salary of $140,000 (subject to periodic review and possible annual increase by the Board), plus an annual incentive bonus granted in accordance with the Company's policies as administered by the Compensation Committee. The agreement also entitles Mr. Alessandrini to receive annual stock option grants under certain circumstances, provided such grants are approved by the Board. The agreement further entitles him to, among other things, four weeks paid vacation, a car allowance and the right to participate in the Company's benefit plans and programs for executives.

In the event of termination of his employment with the Company, Mr. Alessandrini's entitlement to severance compensation and benefits varies depending upon the circumstances and timing of such termination. If his employment is terminated by the Company without cause, he would be entitled to continuation of his salary for the remainder of the agreement's term and all stock options granted to him would immediately vest. Should there be a change in control of the Company (as defined in the agreement) and a termination or constructive termination (as defined in the agreement) of his employment thereafter, his entitlement to severance compensation and benefits under the agreement would be (i) a lump sum payment equal to one times his annual base salary; (ii) immediate vesting of all stock options; and (iii) continuation of his benefits for the lesser of one year or such time as he receives benefits from another employer. If Mr. Alessandrini terminates his employment upon a change in control, he is entitled only to lump sum payment equal to six months base compensation. If Mr. Alessandrini's employment is terminated by his death or disability or by the Company for cause, the Company would not be obligated to make any further payments to him other than amounts already accrued. The agreement also contains a confidentiality and an 18 month non-competition and non-solicitation provision.

Vice President, Katharine A. Wiercinski and the Company entered into an employment agreement for an initial term of one year commencing January 1, 2001 and continuing from year to year until earlier terminated by either party pursuant to its terms. The agreement provides for an initial annual base salary of $110,000. The agreement also entitles Ms. Wiercinski to receive annual stock option grants under certain circumstances, provided such grants are approved by the Board. The agreement further entitles her to, among other things, five weeks paid vacation, a car allowance and the right to participate in the Company's benefit plans and programs for executives.

In the event of termination of her employment with the Company, Ms. Wiercinski's entitlement to severance compensation and benefits varies depending upon the circumstances and timing of such termination. If her employment is terminated by the Company without cause, she would be entitled to one times her base annual cash compensation and all stock options granted to her would immediately vest. Should there be a change in control of the Company (as defined in the agreement) and a termination or constructive termination (as defined in the agreement) of her employment thereafter, her entitlement to severance compensation and benefits under the agreement would be (i) a lump sum payment equal to one times her annual base salary; (ii) immediate vesting of all stock options; and (iii) continuation of her benefits for the lesser of one year or such time as she receives benefits from another employer. If Ms. Wiercinski terminates her employment upon a change in control, she is entitled only to lump sum payment equal to six months base compensation. If Ms. Wiercinski's employment is terminated by her death or disability or by the Company for cause, the Company would not be obligated to make any further payments to her other than amounts already accrued. The agreement also contains a confidentiality provision.

Compensation Committee Interlocks and Insider Participation

Effective April 1997, Messrs. Angermann and Hahn were elected as members of the Compensation Committee and served as such at all times during fiscal 2002. There were no interlocks between the Company's officers and directors and the compensation committee of any other company or entity.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is composed of two non-employee directors. The Compensation Committee is responsible for setting and administering the policies that govern executive annual salary, bonus and stock ownership programs. The Compensation Committee reviews and approves salaries and other matters relating to compensation of the Company's executive officers, including incentives and other forms of compensation and benefits, and reports to the full Board concerning those matters. The Compensation Committee of the Board of Directors has prepared the following report addressing the Company's executive compensation policies for the fiscal year ended December 31, 2002.

Compensation Policies

Historically, the Company's compensation package has consisted of base salary, bonuses and equity incentives in the form of stock options. In light of the Company's need to secure, retain and motivate management employees of high caliber who possess skills useful to the development and growth of the Company, the Compensation Committee has established the following principles in awarding compensation:

o Executive and management compensation should be based in part on the Company's performance. Stock options and cash incentive performance bonuses should be used to motivate executives and management to achieve the Company's long-term goals and objectives.
o Equity ownership by employees, including executive officers, serves to align the interests of employees with the interests of shareholders by providing employees with incentives to build shareholder values.
o Salaries for each executive officer should be set with reference to the range of salaries for similar positions in comparable companies in the Company's industry as reported in compensation survey information obtained annually by the Company from compensation consulting firms.

Base and Cash Incentive Performance Bonus Compensation

The base compensation paid to the Company's executive officers is influenced significantly by the need to attract and retain management employees with high levels of expertise. During fiscal year 2002, setting the levels of base compensation was also significantly influenced by the Company's desire to contain costs in light of the overall negative trends affecting the Company's business and the U.S. economy generally. As a result, the Compensation Committee did not recommend any increases in the base salaries of any executive officers.

The Company's bonus plan (the "Bonus Plan") was established in 1997 to award cash incentive performance bonuses to management employees. Under the Bonus Plan, cash incentive bonuses are awarded to management employees, including executive officers, based upon a formula consisting of the accomplishment of certain Company and individual performance goals, which include meeting revenue, revenue growth rate and operating income targets related to the business operations for which they are responsible. Because of the Company's desire to contain costs in light of the overall negative trends affecting the Company's business and the U.S. economy generally, the Company did not grant any awards under the Bonus Plan during fiscal year 2002.

Equity Incentives

Historically, the Company has included stock options as part of its compensation policy. The Company believes that the granting of stock options encourages its executive officers and other key employees to achieve long-term goals and objectives that are consistent with results that benefit the Company's shareholders. The Company also believes that the grant of opportunities for an equity stake in the Company is important in attracting and retaining key employees. As a result, in 2002, the Company granted options under the 1996 Stock Option Plan to executive officers, senior managers and other key employees, to purchase a total of 897,742 of the Company's Common Shares. This total includes 166,242 shares which were granted as replacement options for those surrendered by employees of the Company pursuant to the Company's offer to exchange dated February 7, 2002.

Chief Executive Officer Compensation

The Compensation Committee uses the same factors in determining the compensation of the Chief Executive Officer as it does for the other executive officers. The salary received by the Chief Executive Officer in 2002 was based on the compensation policies discussed above. The Compensation Committee did not recommend increasing the compensation of the Chief Executive Officer during 2002. The increase in the Chief Executive Officer's cash salary in 2002, reflects an increase that occurred in fiscal year 2001 which was approved part way through 2001 to compensate the Chief Executive Officer for increased divisional responsibilities he assumed upon the resignation, on December 31, 2000, of the former president of the Company's contract division.

                           THE COMPENSATION COMMITTEE
                              Randolph J. Angermann
                                  James C. Hahn

Compensation of Directors

In fiscal year 2002, the Company's non-employee directors, received cash compensation in the amount of $2,500 per meeting for their services as directors. The Company's employee directors, and the directors of each of the Company's subsidiaries, did not receive any cash compensation for their services as directors. In 2002, pursuant to the Company's 1996 Stock Option Plan, each of Messrs. Angermann, Hahn, and Strouse received non-discretionary grants of options to purchase 10,000 common shares, and such grants vest in three equal increments annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 1, 2003, the beneficial ownership of our Common Shares by: (i) each person who is known by the Company to be the beneficial owner of more than 5% of our shares; (ii) each director and nominee for director of the Company; (iii) each of the Company's executive officers named in the Summary Compensation Table (the "Named Officers"); and (iv) all directors and executive officers of the Company as a group. This information is based upon public filings, and, in the case of the Company's officers and directors, information provided by them to the Company. Unless otherwise indicated, shares are held by the person listed. Common Shares which the individual has the right to acquire, upon exercise of presently exercisable options and in certain other circumstances, are also considered to be beneficially owned by the individual. Unless otherwise indicated, the address of each person listed in this table is c/o The Judge Group, Inc., Two Bala Plaza, Suite 800, Bala Cynwyd, Pennsylvania 19004.

                                                                                Common Stock
                                                                  --------------------------------------
                                                                                            Percentage
                      Name                                        Number of Shares(1)      Outstanding
--------------------------------------------------------------------------------------------------------
Martin E. Judge, Jr.                                                  5,902,326(2)            41.50%

Robert G. Alessandrini                                                  113,250(3)               *

Randolph J. Angermann                                                    89,962(4)               *

Hummingbird Management, LLC
153 East Fifty-third Street, 55th floor, New York, NY 10022             980,752(5)             6.96%

Michael A. Dunn                                                       1,869,066(6)            13.24%

William Gladstone                                                        92,000(7)               *

James C. Hahn                                                            86,962(8)               *

John E. Shields                                                          15,000(9)               *

Robert H. Strouse                                                        15,001(10)              *

Katharine A. Wiercinski                                                 112,044(11)              *

Executive Officers and Directors as a group (10 persons)              8,312,511(12)           56.99%

------------
*  Less than one percent.

(1) Except as otherwise indicated, the beneficial ownership of Common Shares reflected in this amended Form 10-K is based upon sole voting and dispositive power with respect to such shares. Further, for the purposes of computing beneficial ownership and the percent of Common Shares owned by an individual, Common Shares which the individual has the right, upon exercise of options and in certain other circumstances, to acquire within 60 days, are deemed to be outstanding and beneficially owned by the individual.

(2) Includes 703,859 Common Shares held by Takema, Ltd., LP, a Delaware limited partnership ("Takema"), of which Mr. Judge is the General Partner, and 125,000 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(3) Includes 83,750 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(4) Includes 46,668 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(5) Consists of 980,752 Common Shares over which Hummingbird Management, LLC has sole voting and dispositive power.

(6) Includes 376,248 shares held by the Michael A. Dunn Descendants' Trust, over which Mr. Dunn has sole dispositive power, and 20,000 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(7) Includes 80,000 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(8) Includes 46,668 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(9) Mr. Shields retired from employment, and resigned directorship of the Company, effective December 31, 2002. All potentially exercisable outstanding stock options were cancelled as of the date of Mr. Shields' resignation.

(10) Includes 10,001 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(11) Includes 59,444 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

(12) Includes 487,781 Common Shares issuable upon the exercise of the vested portion of outstanding stock options.

Tender Offer by Management-led Group

On April 10, 2003, a management-led group led by Messrs. Judge and Dunn (owning approximately 60% of the Company's outstanding shares) announced its intention to make a tender offer for all shares not owned by the group. The management-led group has expressed its intention to make the tender offer at a price of $0.95 per share. Prior to that, on March 24, 2003, the Company announced that the management-led group made a non-binding proposal for a going-private transaction in which it would acquire all other outstanding shares of our stock at a price of $0.82 per share. On April 2, 2003 the management-led group reaffirmed that it had no interest or intention to sell its ownership interest in the Company.

The Board of Directors of the Company formed a special committee, consisting only of independent directors, to review the proposed transaction. Since the March 24, 2003 announcement, the management-led group has had discussions with the special committee regarding the structure of the proposed transaction. The special committee has engaged an independent investment banker to assist it in evaluating the terms of the management-led group's offer and to provide its opinion as to the fairness of the proposed tender offer price of $0.95 per share from a financial point-of-view to the Company's minority shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

                      Equity Compensation Plan Information

                                                                                       (c) Number of securities
                                                                                       remaining available for
                         (a) Number of securities to    (b) Weighted-average           future issuance under equity
                         be issued upon exercise of     exercise price of              compensation plans
                         outstanding options,           outstanding options,           (excluding securities
Plan Category            warrants and rights            warrants and rights            reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation      2,874,108 common shares        $1.401 per common share        1,618,892 common shares
plans approved by
security holders(1)

Equity compensation      100,000 common shares          $0.750 per common share        not applicable
plans not approved
by security holders(2)

--------------
(1) Consists of options to purchase common shares of the Company available for grant under The Judge Group, Inc. 1996 Stock Option Plan.
(2) Number of securities represented is the aggregate of all warrants which have been granted by the Company. This total consists of five warrants for the purchase of common shares of the Company, each dated September 1, 2002, as follows:
     Warrant No. 1 to Investec, Inc. for the purchase of 50,000 shares at $0.75 per share.
     Warrant No. 2 to Richard W. Thatcher for the purchase of 22,500 shares at $0.75 per share.
     Warrant No. 3 to Lawrence S. Robinson for the purchase of 22,500 shares at $0.75 per share.
     Warrant No. 4 to David K. Reed for the purchase of 4,000 shares at $0.75 per share.
     Warrant No. 5 to Rita M. Tuma for the purchase of 1,000 shares at $0.75 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a split-dollar arrangement with Mr. Judge, Chairman of the Board and Chief Executive Officer of the Company and the President of the Contract Placement business, under which the Company paid split-dollar policy premiums that would be repaid to the Company upon his death. On April 1, 2002, the Company and Mr. Judge restructured the policy so that the policy was cancelled and the cash surrender value of the policy was paid to Mr. Judge. Mr. Judge signed a promissory note in favor of the Company for the total of the premiums paid to date under the arrangement in the amount of $552,761. The promissory note bears interest at 4.9% annually, is secured by a pledge of Company stock, and is payable in April 2012.

The Company had a split-dollar arrangement with Mr. Dunn, the President of the Company, under which the Company paid split-dollar policy premiums that would be repaid to the Company upon his death. The Compensation Committee determined that beginning on April 1, 2002, premiums would no longer be paid by the Company. As a result, the premiums on this policy will be paid either by Mr. Dunn personally or will be taken from the cash surrender value of the policy.

On April 10, 2003, a management-led group led by Messrs. Judge and Dunn (owning approximately 60% of the outstanding shares of the Company) announced its intention to make a tender offer for all shares not owned by the group. The management-led group has expressed its intention to make the tender offer at a price of $0.95 per share. Prior to that, on March 24, 2003, the Company announced that the management-led group made a non-binding proposal for a going-private transaction in which it would acquire all other outstanding shares of the Company's stock at a price of $0.82 per share. On April 2, 2003 the management-led group reaffirmed that it had no interest or intention to sell its ownership interest in the Company.

The Board of Directors of the Company formed a special committee, consisting only of independent directors, to review the proposed transaction. Since the March 24, 2003 announcement, the management-led group has had discussions with the special committee regarding the structure of the proposed transaction. The special committee has engaged an independent investment banker to assist it in evaluating the terms of the management-led group's offer and to provide its opinion as to the fairness of the proposed tender offer price of $0.95 per share from a financial point-of-view to the Company's minority shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2003                        THE JUDGE GROUP, INC.

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

/s/ Martin E. Judge, Jr.                      Chairman of the Board,                      April 30, 2003
------------------------                      Director, President and Chief
Martin E. Judge, Jr.                          Executive Officer
(Principal Executive Officer)

/s/ Michael A. Dunn                           Director and Executive                      April 30, 2003
-------------------                           Vice President
Michael A. Dunn

/s/ Randolph J. Angermann                     Director                                    April 30, 2003
-------------------------
Randolph J. Angermann

/s/ James C. Hahn                             Director                                    April 30, 2003
-----------------
James C. Hahn

/s/ Robert H. Strouse                         Director                                    April 30, 2003
---------------------
Robert H. Strouse

/s/ William J. Gladstone                      Director and President,                     April 30, 2003
------------------------                      Permanent Placement Division
William J. Gladstone