Form 10-Q
period 2003-03-31
JUDGE GROUP INC
filed 2003-05-09
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of May 8, 2003, 14,099,527 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                                      INDEX


NUMBER                                                                                                    PAGE(S)
------                                                                                                    -------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 AND DECEMBER 31, 2002                                          1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002                        2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002                        3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                  4 - 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             7 - 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            10

ITEM 4.  CONTROLS AND PROCEDURES                                                                               10

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                                     11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                      11


--------------------------------------------------------------------------------
FORWARD LOOKING INFORMATION

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements and information are based on beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. The words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to us or our management, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by us, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text accompanying such statements and those identified below, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned. A non-exclusive list of factors that may affect future performance can be found in our Report on Form 10-K for the year ended December 31, 2002.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                                        March 31, 2003    December 31, 2002
                                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                                      $        ---         $        ---
Accounts receivable, net                                                                    13,265,233           11,309,575
Prepaid income taxes and deferred taxes                                                      1,987,139            2,076,768
Prepaid expenses and other                                                                   1,237,972            1,028,096
                                                                                          ------------         ------------
TOTAL CURRENT ASSETS                                                                        16,490,344           14,414,439
                                                                                          ------------         ------------

PROPERTY AND EQUIPMENT, NET                                                                  1,968,817            2,063,544
                                                                                          ------------         ------------

OTHER ASSETS
Deposits and other assets                                                                      372,792              372,792
Deferred taxes                                                                                 762,000              762,000
Other receivables, officers and employees                                                      695,962              696,429
Goodwill                                                                                     6,423,781            6,423,781
Intangible asset, net                                                                          124,964              147,017
                                                                                          ------------         ------------
TOTAL OTHER ASSETS                                                                           8,379,499            8,402,019
                                                                                          ------------         ------------
TOTAL ASSETS                                                                              $ 26,838,660         $ 24,880,002
                                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                                            $ 277,806            $ 197,321
Note payable, Bank                                                                                 ---            1,678,108
Accounts payable and accrued expenses                                                        4,757,097            4,074,687
Payroll and sales taxes                                                                        545,295              235,067
Deferred revenue                                                                                87,408              160,287
                                                                                          ------------         ------------
TOTAL CURRENT LIABILITIES                                                                    5,667,606            6,345,470
                                                                                          ------------         ------------
LONG-TERM LIABILITIES
Note payable, Bank                                                                           2,718,595                  ---
Deferred rent obligation                                                                       233,072              341,183
Debt obligations, net of current portion                                                        76,554              157,633
                                                                                          ------------         ------------
TOTAL LONG-TERM LIABILITIES                                                                  3,028,221              498,816
                                                                                          ------------         ------------
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares authorized; at March 31, 2003 and December 31, 2002, 14,141,373 shares issued and 13,504,228 shares
  outstanding                                                                                  141,413              141,413
Preferred stock, $.01 par value, 10,000,000 shares authorized; at March 31, 2003
  and December 31, 2002, no shares issued and outstanding                                          ---                  ---
Additional paid-in capital                                                                  24,193,815           24,193,815
Accumulated deficit                                                                         (4,824,742)          (4,931,859)
                                                                                          ------------         ------------
                                                                                            19,510,486           19,403,369
Less treasury stock, 637,145 shares; at cost                                                 1,367,653            1,367,653
                                                                                          ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                                  18,142,833           18,035,716
                                                                                          ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 26,838,660         $ 24,880,002
                                                                                          ============         ============

                See Notes to Consolidated Financial Statements.
                                       1

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                               2003              2002
                                                                                               ----              ----
NET REVENUES                                                                                 $ 20,712,421      $ 20,221,400
                                                                                             ------------      ------------

COSTS AND EXPENSES

Cost of sales                                                                                  14,477,400        13,198,770

Selling and operating                                                                           3,421,259         4,351,156

General and administrative                                                                      2,631,414         2,691,489
                                                                                             ------------      ------------

TOTAL COSTS AND EXPENSES                                                                       20,530,073        20,241,415
                                                                                             ------------      ------------

OPERATING INCOME (LOSS)                                                                           182,348           (20,015)

Other income (expense), net                                                                        22,489           (53,035)
                                                                                             ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                                 204,837           (73,050)

Income tax expense (benefit)                                                                       97,720           (30,681)
                                                                                             ------------      ------------

NET INCOME (LOSS)                                                                            $    107,117      ($    42,369)
                                                                                             ============      ============
NET INCOME (LOSS) PER SHARE:

   BASIC

Weighted Average Shares Outstanding                                                            13,504,228        13,504,228
                                                                                              ===========       ===========

Income (loss) per share                                                                            $ 0.01            $ 0.00
                                                                                                   ======            ======
   DILUTED

Weighted Average Shares Outstanding                                                            13,514,687        13,504,228
                                                                                              ===========       ===========

Income (loss) per share                                                                            $ 0.01            $ 0.00
                                                                                                   ======            ======



                See Notes to Consolidated Financial Statements.
                                       2

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                         2003                      2002
                                                                                         ----                      ----
OPERATING ACTIVITIES
Net income (loss) for the period                                                      $   107,117                ($  42,369)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation                                                                            263,796                   309,283
  Amortization                                                                             22,053                       ---
  Deferred rent                                                                          (108,111)                  (47,499)
  Provision for losses on accounts receivable                                              57,563                   170,127
Changes in operating assets and liabilities:
(Increase) decrease in:
  Accounts receivable                                                                  (2,013,221)                  578,721
  Prepaid income taxes and deferred taxes                                                  89,629                   (31,666)
  Prepaid expenses and other current assets                                              (209,876)                  (31,136)
  Deposits and other                                                                          467                   (49,447)
Increase (decrease) in:
  Accounts payable and accrued expenses                                                   682,410                 1,133,420
  Payroll and sales taxes                                                                 310,228                   165,521
  Deferred revenue                                                                        (72,879)                    5,148
                                                                                      -----------                ----------
    Net cash provided by (used in) operating activities                                  (870,824)                2,160,103
                                                                                      -----------                ----------

INVESTING ACTIVITIES
Net cash used in investing activities, purchases of property and equipment                (96,963)                  (57,810)
                                                                                      -----------                ----------

FINANCING ACTIVITIES
Proceeds from (repayments of) notes payable, bank, net                                  1,040,487                (1,874,349)
Principal payments on long-term debt                                                      (72,700)                 (227,944)
                                                                                      -----------                ----------
    Net cash provided by (used in) financing activities                                   967,787                (2,102,293)
                                                                                      -----------                ----------

INCREASE (DECREASE) IN CASH                                                                   ---                       ---
CASH, BEGINNING                                                                               ---                       ---
                                                                                      -----------                ----------
CASH, ENDING                                                                          $       ---                $      ---
                                                                                      ===========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest                                              $    36,000                $   73,000
                                                                                      ===========                ==========
Cash paid during the period for Income taxes                                          $    19,000                $      ---
                                                                                      ===========                ==========




                See Notes to Consolidated Financial Statements.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 1. DESCRIPTION OF BUSINESS

The Judge Group, Inc. (the "Company"), a Pennsylvania corporation founded in 1970, provides information technology ("IT") and engineering professionals to its clients on both a temporary basis ("Contract Placement") and a permanent basis ("Permanent Placement") as well as IT training on a range of software and network applications to corporate, governmental and individual clients. At March 31, 2003, the Company, headquartered in Bala Cynwyd, Pennsylvania, operated regional offices in eleven states throughout the United States. A substantial portion of the Company's revenue is derived from customers located in the Mid-Atlantic corridor of the United States.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited; however, in the opinion of management, such statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2002 and the notes thereto, included in the Company's report on Form 10-K for the year ended December 31, 2002.

Risks, Uncertainties and Management Estimates

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

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

Diluted earnings (loss) per share amounts for the three months ended March 31, 2003 and 2002 are based on the weighted average number of shares calculated for basic earnings (loss) per share purposes increased by (when dilutive) the number of shares that would be outstanding assuming the exercise of certain outstanding stock options or warrants. Outstanding options and warrants to purchase 2,895,772 common shares as of March 31, 2003 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common shares. Shares issuable upon the exercise of stock options or warrants were not considered in the calculation of net loss per share in 2002, as their inclusion would be anti-dilutive.

                     THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock Option Plan

The Company has a 1996 Stock Option Plan (the "1996 Plan") for key employees and non-employee directors. The Company accounts for the 1996 Plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the 1996 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

   Three Months ended March 31,                         2003           2002
                                                        ----           ----
   Net Income (loss):
          As reported                                $ 107,117      ($ 42,369)
   Less: Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects                   90,121        101,611
                                                     ---------       --------
          Pro forma net income (loss)                $  16,996      ($143,980)
                                                     =========       ========
   Basic and diluted earnings (loss) per share:
          As reported                                   $ 0.01         $ 0.00
                                                        ======         ======
          Pro forma                                     $ 0.00        ($ 0.01)
                                                        ======         ======


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

The effective tax rate of 47.7% for 2003 is higher than the applicable federal statutory tax rate of 34% due to the Company's state tax liabilities and certain expenses that were not deductible for tax purposes. In 2002, the effective tax benefit rate was higher than the applicable federal statutory tax rate due to the Company's state tax liabilities and certain expenses that were not deductible for tax purposes.

NOTE 4. STATEMENT OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing transactions:

    During the three month periods ended March 31, 2003 and 2002, the Company entered into certain capital lease agreements for the purchase of equipment in the amounts of approximately $72,100 and $23,700, respectively.

                    THE JUDGE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 5. TENDER OFFER

On April 10, 2003, a management-led group led by the Company's Chairman of the Board and Chief Executive Officer and President of its contract placement business Martin E. Judge, Jr. and its President Michael A. Dunn (owning approximately 60% of the Company's outstanding shares) announced its intention to make a tender offer for all shares not owned by the group. The management-led group has expressed its intention to make the tender offer at a price of $0.95 per share. Prior to that, on March 24, 2003, the Company announced that the management-led group made a non-binding proposal for a going-private transaction in which it would acquire all other outstanding shares of the Company's stock at a price of $0.82 per share. On April 2, 2003 the management-led group reaffirmed that it had no interest or intention to sell its ownership interest in the Company.

The Company's Board of Directors formed a special committee, consisting only of independent directors, to review the proposed transaction. Since the March 24, 2003 announcement, the management-led group has had discussions with the special committee regarding the structure of the proposed transaction. The special committee has engaged an independent investment banker to assist it in evaluating the terms of the management-led group's offer and to provide its opinion as to the fairness of the proposed tender offer price of $0.95 per share from a financial point-of-view to the Company's minority shareholders.

NOTE 6. SUBSEQUENT EVENT

Subsequent to March 31, 2003, the Company reached a pre-tax gross settlement of $2.0 million with a competitor and three individual defendants whom it sued in 1997 in a case involving covenants not to compete. The Court of Common Pleas of Montgomery County, Pennsylvania entered judgment for approximately $2.3 million in the Company's favor against the competitor and the three individuals, who subsequently appealed that judgement. Pursuant to the settlement, the Company released the entire claim made against one deceased defendant and settled fully and finally its claims against the other defendants. The proceeds of the settlement will be used to reduce the Company's debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

The following discussion should be read in conjunction with the consolidated financial statements of The Judge Group, Inc. and related notes thereto appearing elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

Our operations experienced an increase in net revenue of approximately $0.5 million, or 2.4%, for the three months ended March 31, 2003 compared to the prior year period. This low rate of revenue increase was primarily attributable to a continuing general downturn in the United States economy, which negatively affected our clients' use of IT and engineering staffing and training services. Our operating income increased approximately $0.2 million, from an operating loss of approximately $20,000 to operating income of approximately $182,000 for the three months ended March 31, 2003 compared to the prior year period due primarily to our lower selling and operating and general and administrative expenses as more fully explained below. Our net operating results increased approximately $0.1 million, to approximately $107,000 for the three months ended March 31, 2003 compared to the prior year period of a loss of approximately $42,000. This increase was due to the decrease in expenses noted above.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of consolidated net revenues for each of the periods indicated:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                         2003           2002
                                                         ----           ----

Net revenues                                            100.0%         100.0%
                                                        -----          -----
Cost of sales                                            69.9           65.3
Selling and operating expenses                           16.5           21.5
General and administrative expenses                      12.7           13.3
                                                        -----          -----
Total costs and expenses                                 99.1          100.1
                                                        -----          -----
Operating income (loss)                                   0.9           (0.1)
Other income (expense), net                               0.1           (0.3)
                                                        -----          -----
Income (loss) before income tax (benefit)                 1.0%          (0.4%)
                                                        =====          ======

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Revenues. Consolidated net revenues increased by 2.4%, or approximately $0.5 million, to approximately $20.7 million for the three months ended March 31, 2003 compared to the prior year period. This low rate of revenue increase was due to an increase in revenues in our contract placement business partially offset by decreases in our permanent placement and our IT training businesses. In our contract placement business revenues increased approximately $2.0 million, or 11.9%, for the three months ended March 31, 2003 compared to the prior year period. For the three months ended March 31, 2003 we billed approximately 304,000 IT consultant hours compared to approximately 275,000 IT consultant hours in the comparable period of 2002. Our permanent placement revenue decreased 36.5%, or approximately $1.0 million, to approximately $1.8 million for the three months ended March 31, 2003 compared to the prior year period. This decrease is primarily due to a lower number of placements in the three months ended March 31, 2003 compared to the prior period. We placed 124 candidates in the three months ended March 31, 2003 compared to 205 candidates in the prior year period. Our IT training revenues also decreased approximately $0.4 million, or 49.1%, to approximately $0.5 million for the three months ended March 31, 2003 compared to the prior year period. The decrease in revenues in both the permanent placement business and the IT training business were primarily due to a continuing general downturn in the United States economy.

Cost of Sales. Consolidated cost of sales increased by 9.7%, or approximately $1.3 million, to approximately $14.5 million for the three months ended March 31, 2003 compared to the prior year period. Cost of sales as a percentage of consolidated net revenues increased to 69.9% from 65.3% in the respective comparable periods. This increase in cost of sales as a percentage of net revenues is primarily due to the lower permanent placement revenues, which have no cost of sales associated with them, related to total revenues. Cost of sales related to contract placements increased to 76.6% of contract placement revenues for the three months ended March 31, 2003 compared to 76.4% in the prior year period. This increase was attributable to a decrease in the number of IT consultants working on higher billable rate services, such as client server and web development services. Cost of sales related to IT training revenues decreased approximately $0.3 million, or 44.4%, to approximately $0.3 million for the three months ended March 31, 2003 compared to the prior year period, primarily due to fewer trainers required for the reduced number of classes held.

Selling and Operating. Consolidated selling and operating expenses decreased by 21.4%, or approximately $0.9 million, to approximately $3.4 million for the three months ended March 31, 2003 compared to the prior year period. Selling and operating expenses as a percentage of consolidated net revenues decreased to 16.5% from 21.5% for the three months ended March 31, 2003 compared to the prior year period. The decrease in selling and operating expenses was due primarily to lower commissions paid on the lower revenues in the permanent placement and IT training businesses, lower bad debt expense, and management's continuing attempts to control costs in such areas as office supplies, telephone, and travel and entertainment expense.

General and Administrative. Consolidated general and administrative expenses decreased 2.2%, or approximately $0.1 million, to approximately $2.6 million for the three months ended March 31, 2003 compared to the prior year period. General and administrative expenses as a percentage of consolidated net revenues decreased to 12.7% from 13.3% for the three months ended March 31, 2003 compared to the prior year period. The decrease in general and administrative expenses is due primarily to lower salaries and related expenses following staff reductions to reflect our lower volume of business in the permanent placement and IT training businesses, partially offset by higher professional fees, primarily for legal services.

Other. Other income represents primarily other income net of interest expense. Interest expense was approximately $41,000 and $86,000 for the three months ended March 31, 2003 and 2002, respectively. Other income was approximately $64,000 for the three months ended March 31, 2003 compared to $33,000 for the comparable period of 2002. This decrease in total interest expense reflects our decreased usage of our bank line of credit during the three months ended March 31, 2003, as well as a reduced interest rate on such borrowings from a prime rate of 4.75% at March 31, 2002 to 4.25% at March 31, 2003.

Income Taxes. The effective tax rate of approximately 47.7% for the three months ended March 31, 2003 is higher than the federal statutory tax rate of 34% primarily due to state tax benefits and certain book expenses not deductible for tax purposes. In the comparable period of 2002 the effective tax benefit rate of approximately 42.0% is higher than the applicable federal statutory tax rate primarily due to state tax provisions and certain book expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We have borrowed under our credit facility to fund our working capital needs. We utilize a cash management program to minimize non-earning cash assets, including a zero balance disbursement account, as reflected in the cash balance of $0 as of March 31, 2003.

We used cash from operations of approximately $0.9 million in the three months ended March 31, 2003 compared to providing cash of approximately $2.2 million for the comparable period of 2002. Cash was used to generate an increase of approximately $2.0 million in our accounts receivable in the three months ended March 31, 2003, which was partially offset by increases in accounts payable and accrued expenses and in payroll and sales taxes totaling approximately $1.0 million. A decrease in our accounts receivable of approximately $0.6 million combined with an increase of approximately $1.3 million in our accounts payable and our payroll and sales taxes payable provided most of the cash from operations in the three months ended March 31, 2002.

Cash purchases of fixed assets for the three months ended March 31, 2003 were approximately $97,000 compared to purchases of approximately $58,000 in the comparable period in the prior year. These purchases were related primarily to the purchase of computers, related accessories and software to replace obsolete equipment.

We borrowed approximately $1.0 million from our line of credit in the three months ended March 31, 2003, compared to repayment of approximately $1.9 million in the three months ended March 31, 2002. We also repaid approximately $0.1 million of our long-term obligations in the three months ended March 31, 2003 compared to approximately $0.2 million in the comparable period of 2002.

We have availability under a $12.0 million revolving advance facility, the Line of Credit, with PNC Bank, N.A., the Bank. The Line of Credit was amended subsequent to March 31, 2003 to establish the $12.0 million maximum amount available, extend its term to April 30, 2006, allow for a repurchase of our stock in certain circumstances, and make other changes to both financial and non-financial covenants. This facility allows us to borrow the lesser of 85% of eligible accounts receivable or $12.0 million. As of March 31, 2003 we had approximately $2.7 million outstanding against the Line of Credit. The Line of Credit is secured by substantially all of our assets and contains customary restrictive covenants. The covenants include limitations on loans we may extend to officers and employees, the incurrence of additional debt and a prohibition of the payment of dividends on our common shares. The Line of Credit bears interest, at our option, at either the Bank's prime rate, which was 4.25% at March 31, 2003, or a margin, ranging from 175 basis points to 225 basis points, over the London Inter-bank Offering Rate, determined by our achieving certain liquidity ratios.

A continued downturn in the United States economy at large could potentially lead to decreases in our revenue in future periods. While no one customer represents greater than 10% of our total revenue, a continuing general economic downturn in the United States could adversely impact our clients and cause them to curtail the use of staffing services. Our management continues to monitor general economic conditions and expects to make adjustments to our operations as needed.

We anticipate that our primary uses of capital in future periods will be to fund increases in our accounts receivable, to support internal growth by financing new offices, and to finance additional acquisitions. We believe that our Line of Credit, or other credit facilities, which may be available to us in the future, will be sufficient to meet our capital needs for at least the next twelve months.

In the quarter ended March 31, 2003 our accounts receivable increased approximately $2.0 million due partly to an increase in revenues sequentially from the fourth quarter of 2002, and partly to a slowdown in payments from clients.

During the quarter ended March 31, 2003 there was no material change in our contractual cash obligations payable in future periods.

Information regarding our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Tender Offer by Management-Led Group

On April 10, 2003, a management-led group led by our Chairman of the Board and Chief Executive Officer and President of our contract placement business Martin
E. Judge, Jr. and our President Michael A. Dunn (owning approximately 60% of our outstanding shares) announced its intention to make a tender offer for all shares not owned by the group. The management-led group has expressed its intention to make the tender offer at a price of $0.95 per share. Prior to that, on March 24, 2003, we announced that the management-led group made a non-binding proposal for a going-private transaction in which it would acquire all other outstanding shares of our stock at a price of $0.82 per share. On April 2, 2003 the management-led group reaffirmed that it had no interest or intention to sell its ownership interest in us.

Our Board of Directors formed a special committee, consisting only of independent directors, to review the proposed transaction. Since the March 24, 2003 announcement, the management-led group has had discussions with the special committee regarding the structure of the proposed transaction. The special committee has engaged an independent investment banker to assist it in evaluating the terms of the management-led group's offer and to provide its opinion as to the fairness of the proposed tender offer price of $0.95 per share from a financial point-of-view to our minority shareholders.

Listing of Our Common Stock

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk due to the variable interest rates on our Line of Credit discussed above. The interest rates vary primarily due to changes in short term interest rates promulgated by the Federal Reserve Bank in its efforts to control general economic conditions. During 2002 and to date in 2003, the Federal Reserve Bank has caused such interest rates to remain at reduced levels. Assuming we are indebted on our Line of Credit approximately $2.7 million and continue to have approximately 13,500,000 common shares outstanding, a 1% decrease in our interest rate will increase our annual earnings per share by less than 1 cent. Correspondingly a 1% increase in our interest rate will decrease our annual earnings per share by less than 1 cent.

We have not entered into derivative financial or commodity instrument transactions. We do not believe that our exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is material.

ITEM 4. CONTROLS AND PROCEDURES.

For the quarterly period ending March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Additionally, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer determined, as of March 31, 2003, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business, but do not believe that any of the litigation to which we are currently a party will have a material adverse effect on our results of operations or on our financial condition.

Subsequent to March 31, we reached a pre-tax gross settlement of $2.0 million with a competitor and three individual defendants whom we sued in 1997 in a case involving covenants not to compete. The Court of Common Pleas of Montgomery County, Pennsylvania entered judgment for approximately $2.3 million in our favor against the competitor and the three individuals, who subsequently appealed that judgment. Pursuant to the settlement, we released the entire claim made against one deceased defendant and settled fully and finally our claims against the other defendants. The proceeds of the settlement will be used to reduce our debt.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        Exhibit No.                 Description of Document
        -----------                 -----------------------

           99.1         Certification pursuant to 18 U.S.C. Section 1350*
           99.2         Certification pursuant to 18 U.S.C. Section 1350*


  *Filed herewith

  (b) A report on Form 8-K was filed pursuant to Item 5 thereof by the Registrant during the quarter ended March 31, 2003, on March 24, 2003, related to a proposal received from a management group for a going-private transaction.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2002

       THE JUDGE GROUP, INC.                    THE JUDGE GROUP, INC.

       Robert G. Alessandrini                   Martin E. Judge, Jr.
       -------------------------                ----------------------------
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


Date:  May 9, 2003

Martin E. Judge, Jr.
---------------------------
Martin E. Judge, Jr.
Chairman of the Board and
Chief Executive Officer

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


Date: May 9, 2003

Robert G. Alessandrini
--------------------------
Robert G. Alessandrini
Chief Financial Officer