Form 10-K/A
period 2002-12-31
JUDGE GROUP INC
filed 2003-05-19
CIK 1022893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 Amendment No. 2

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

         This report on Form 10-K/A filed with the Securities Exchange Commission (the "Commission") by The Judge Group, Inc. is being filed to amend the registrant's report on Form 10-K as filed with the Commission on March 10, 2003 and amended by Amendment No. 1 filed with the Commission on April 30, 2003 to include the certification of the principal executive officer and principal financial officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended and the certification of the principal executive officer and principal financial officer pursuant to 1B U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of April 30, 2003, certain information with respect to each director and executive officer of the Company:

Director/Officer Name         Age                            Principal Occupation and Experience
---------------------------- ------ ---------------------------------------------------------------------------------------
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

                           Summary Compensation Table

                                                                                                   Long-Term
                                                                    Annual Compensation           Compensation
-------------------------- ----------------------- ------- -------------------------------------- ------------ --------------
                                                                                                   Number of
                                                                                   Other Annual   Securities     All Other
                                                                                   Compensation    Underlying   Compensation
          Name               Principal Position     Year     Salary      Bonus          (2)          Options         (3)
-------------------------- ----------------------- ------- ----------- ---------- --------------- ------------ --------------
Martin E. Judge, Jr.       Chief Executive          2002     $700,000         --         $11,495      50,000(4)         --  (5)
                           Officer, Chairman of     2001     $588,665    $ 1,150          $5,434      10,000       $ 105,288(6)
                           the Board of             2000     $502,717         --         $10,710      30,000       $ 105,288(6)
                           Directors, President
                           of Contract Placement
                           business

Michael A. Dunn            President of the         2002     $213,808         --          $8,833       22,000(7)          --(8)
                           Company                  2001     $220,733    $ 2,700          $4,876           --       $ 28,763(8)
                                                    2000     $225,061         --         $10,280           --       $ 28,763(8)

William J. Gladstone       President of the         2002     $349,327         --         $12,038       64,500(9)          --
                           Permanent Placement      2001     $342,419    $28,000         $10,691       60,000             --
                           business                 2000     $304,461    $27,230         $10,200       40,000             --


John E. Shields            During 2002, Mr.         2002     $ 50,000         --          $7,200       15,000             --
                           Shields was Chief        2001     $118,654         --          $7,200       50,000             --
                           Operating Officer and    2000     $150,000         --              --       40,000             --
                           President of the
                           Web-Based Staffing
                           business (1)

Robert G. Alessandrini     Chief Financial          2002     $133,000         --          $6,000       20,000             --
                           Officer                  2001     $137,308         --          $6,000       10,000             --
                                                    2000     $129,656    $15,000          $4,800       30,000             --

Katharine A. Wiercinski    Corporate Secretary,     2002     $104,500         --          $7,802       18,666(10)         --
                           Vice President           2001     $107,885         --          $9,480       10,000             --
                                                    2000     $112,156         --          $6,210       30,000             --

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

                        Option Grants in Last Fiscal Year

                                                                                       Potential Realizable Value at Assumed
                                                                                             Annual Rates of Stock Price
                                                       Individual Grants (1)               Appreciation for Option Term (5)
                           -------------------------------------------------------------------------------------------------
                           Number of
                           Securities       % of Total
                           Underlying    Options Granted    Exercise
                            Options      to Employees in      Price       Expiration
         Name               Granted      Fiscal Year (3)    Per Share        Date               5%               10%
----------------------------------------------------------------------------------------------------------------------------
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

(3) The Company granted a total of 897,742 options during fiscal 2002 (including 30,000 options which were granted to Non-Employee Directors, and 166,242 options which were issued as replacement options for those tendered and cancelled pursuant to the Company's offer to exchange dated February 7, 2002). Please refer to Summary Compensation Table footnotes 4, 7, 9 and 10 above regarding tenders and grants of replacement options in fiscal 2002 by and for Messrs. Judge, Dunn, and Gladstone and Ms. Wiercinski.

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

               Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                         Number of Securities               Value of Unexercised
                                                        Underlying Unexercised             In-the Money Options at
                                                       Options at Fiscal Year-End            Fiscal Year-End(2)
                                                     ----------------------------------------------------------------
                             No. Shares
                            Acquired on    Value
Name                        Exercise(1)  Realized(1)  Exercisable    Unexercisable     Exercisable      Unexercisable
---------------------------------------------------------------------------------------------------------------------
Martin E. Judge, Jr.            0            0           92,500          97,500           $ -0-             $ -0-

Michael A. Dunn                 0            0           15,000          27,000           $ -0-             $ -0-

William J. Gladstone            0            0           55,000         129,500           $ -0-             $ -0-

John E. Shields                 0            0              -0-             -0-           $ -0-             $ -0-

Robert G. Alessandrini          0            0           67,500          57,500           $ -0-             $ -0-

Katharine A. Wiercinski         0            0           49,444          43,666           $ -0-             $ -0-
=====================================================================================================================

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

Ten Year Option Repricings

                                               Number of
                                              Securities     Market Price     Exercise                      Length of
                                              Underlying     of Stock at      Price at        New        Original Option
                                                Options        Time of        Time of       Exercise    Term Remaining at
            Name                  Date         Repriced       Repricing      Repricing       Price      Date of Repricing
---------------------------------------------------------------------------------------------------------------------------

Martin E. Judge, Jr.              9-17-02      50,000(1)        $0.801         $8.250       $0.881(2)        0 years
    Chief Executive Officer                                     $0.801         $5.188       $0.881(2)        5 years
                                                                $0.801         $5.707       $0.881(2)        0 years

Michael A. Dunn                   9-17-02      22,000(1)        $0.801         $8.250       $0.881(2)        0 years
    President of the Company                                    $0.801         $5.188       $0.881(2)        5 years
                                                                $0.801         $5.707       $0.881(2)        0 years

William J. Gladstone              9-17-02      14,500(1)        $0.801         $7.500        $0.801          4 years
    President of the                                            $0.801         $5.000        $0.801          4 years
    Company's Permanent                                         $0.801         $5.188        $0.801          5 years
    Placement Business                                          $0.801         $0.710        $0.801          9 years

Katharine A. Wiercinski           9-17-02       8,666(1)        $0.801         $7.500        $0.801          4 years
    Corporate Secretary                                         $0.801         $5.188        $0.801          5 years
===========================================================================================================================

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

The closing market price of the Company's Common Shares as of December 31, 2002 was $0.61 per share.

================================= =========== ============ =========== =========== ============ ===========
                                    Dec. 31,     Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                      1997        1998         1999       2000         2001        2002
--------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
The Judge Group, Inc.              $100.00      $ 44.88     $ 29.50     $ 20.51      $ 11.90     $ 12.51
--------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
Peer Group Index                   $100.00      $ 78.28     $ 66.28     $ 30.19      $ 27.01     $ 20.02
--------------------------------- ----------- ------------ ----------- ----------- ------------ -----------
NASDAQ Composite Index             $100.00      $139.63     $259.13     $157.32      $124.20     $ 85.05
================================= =========== ============ =========== =========== ============ ===========

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

                                                                                        Common Stock
                                                                         ---------------------------------------------
                                                                                                      Percentage
                                    Name                                     Number of Shares(1)      Outstanding
           -----------------------------------------------------------------------------------------------------------
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

Securities Authorized for Issuance Under Equity Compensation Plans

                      Equity Compensation Plan Information

                                                                                               (c)  Number of securities
                                                                                               remaining available for
                                 (a)  Number of securities to   (b)  Weighted-average          future issuance under equity
                                 be issued upon exercise of     exercise price of              compensation plans
                                 outstanding options,           outstanding options,           (excluding securities
Plan Category                    warrants and rights            warrants and rights            reflected in column (a))
-------------------------------- ------------------------------ ------------------------------ ------------------------------
Equity compensation plans        2,874,108 common shares        $1.401 per common share        1,618,892 common shares
approved by security holders(1)

Equity compensation plans not    100,000 common shares          $0.750 per common share        not applicable
approved by security holders(2)

(1) Options - consists of options to purchase common shares of the Company available for grant under The Judge Group, Inc. 1996 Stock Option Plan.

(2) Warrants - number of securities represented is the aggregate of all warrants which have been granted by the Company. This total consists of five warrants for the purchase of common shares of the Company, each dated September 1, 2002, as follows:

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 10-K

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

   Exhibit
     No.                           Description of Document
   -------                         -----------------------

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

    10.18 Promissory Note dated April 1, 2002 in favor of The Judge Group, Inc. Incorporated by reference to Exhibit 10.18 of the Company's Report on Form 10-K for the year ended December 31, 2002 filed on March 10, 2003.

    21.1         Subsidiaries of the Registrant. Incorporated by reference to
                 Exhibit 21.1 of the Company's Report on Form 10-K for the year ended December 31, 2002 filed on March 10, 2003.

    23.1         Consent of Independent Auditors. Incorporated by reference to
                 Exhibit 23.1 of the Company's Report on Form 10-K for the year ended December 31, 2002 filed on March 10, 2003.

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

Dated:  May 16, 2003                           THE JUDGE GROUP, INC.


                                               By: Martin E. Judge, Jr.
                                               --------------------------------
                                               Martin E. Judge, Jr.
                                               Chairman of the Board, President
                                               and Chief Executive Officer


                                               By: Robert G. Alessandrini
                                               --------------------------------
                                               Robert G. Alessandrini
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Martin E. Judge, Jr
-----------------------------                 Chairman of the Board,                      May 16, 2003
Martin E. Judge, Jr.                          Director, President and Chief
(Principal Executive Officer)                 Executive Officer


Michael A. Dunn
-----------------------------                 Director and Executive                      May 16, 2003
Michael A. Dunn                               Vice President


Randolph J. Angermann
-----------------------------                 Director                                    May 16, 2003
Randolph J. Angermann


James C. Hahn
-----------------------------                 Director                                    May 16, 2003
James C. Hahn


Robert H. Strouse
----------------------------                  Director                                    May 16, 2003
Robert H. Strouse


William J. Gladstone
----------------------------                  Director and President,                     May 16, 2003
William J. Gladstone                          Permanent Placement Division

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


Date: May 16, 2003


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


Date:  May 16, 2003


Robert G. Alessandrini
-----------------------
Robert G. Alessandrini
Chief Financial Officer